Form 10-Q
period 2009-09-30
Athens Bancshares Corp
filed 2009-12-23
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 1-34534
   ATHENS BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	27-0920126

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Washington Avenue, Athens, Tennessee	37303

(Address of principal executive offices)	(Zip Code)
                                    (423) 745-1111
(Registrant’s telephone number, including area code)
                                                             Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 22, 2009, there were no shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
     Athens Bancshares Corporation (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on November 12, 2009. The Form S-1 includes financial statements for the interim period ended June 30, 2009. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported upon in the Form S-1.
     The Company was incorporated in September 2009 by Athens Federal Community Bank, Athens, Tennessee (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

ATHENS BANCSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$7,918,706	$4,547,478
Federal funds sold	6,450,000	—

Total cash and cash equivalents	14,368,706	4,547,478

Interest-bearing deposits in banks	2,279,000	1,881,000
Securities available for sale	19,723,588	30,509,092
Securities held to maturity (fair value approximates $72 and $4,961 at September 30, 2009 and December 31, 2008, respectively)	72	4,961
Investments, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $3,103,473 and $3,082,602 at September 30, 2009 and December 31, 2008, respectively	191,726,022	196,519,657
Premises and equipment, net	4,953,517	5,343,364
Accrued interest receivable	1,030,499	1,150,013
Cash surrender value of bank owned life insurance	6,409,122	6,245,790
Foreclosed real estate	496,998	230,491
Other assets	2,072,593	1,669,426

Total assets	$245,958,917	$251,000,072

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$8,521,172	$7,288,603
Interest-bearing	197,039,382	199,204,715

Total deposits	205,560,554	206,493,318

Accrued interest payable	327,161	418,181
Securities sold under agreements to repurchase	807,503	911,658
Federal Home Loan Bank advances	10,351,101	16,310,272
Accrued expenses and other liabilities	3,077,360	2,654,746

Total liabilities	220,123,679	226,788,175

COMMITMENTS AND CONTINGENCIES

EQUITY

Accumulated other comprehensive income	390,130	58,054
Retained earnings	25,445,108	24,153,843

Total equity	25,835,238	24,211,897

Total liabilities and equity	$245,958,917	$251,000,072

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$3,320,211	$3,414,834	$10,119,555	$10,361,101
Dividends	36,135	38,595	109,585	117,113
Securities and interest-bearing deposits in other banks	252,531	402,625	890,780	1,214,003

Total interest income	3,608,877	3,856,054	11,119,920	11,692,217

Interest expense:
Deposits	1,258,227	1,627,043	4,044,297	5,144,497
Fed funds purchased and securities sold under agreements to repurchase	1,844	4,782	6,552	19,783
Federal Home Loan Bank advances	107,625	111,943	320,135	254,783

Total interest expense	1,367,696	1,743,768	4,370,984	5,419,063

Net interest income	2,241,181	2,112,286	6,748,936	6,273,154

Provision for loan losses	428,270	321,795	546,003	608,831

Net interest income after provision for loan losses	1,812,911	1,790,491	6,202,933	5,664,323

Noninterest income:
Customer service fees	463,847	432,465	1,273,982	1,198,581
Other charges and fees	382,069	417,169	1,345,751	1,403,913
Investment sales commissions	70,338	64,139	171,063	237,237
Increase in cash surrender value of life insurance	66,145	64,706	192,602	191,222
Other noninterest income	94,424	39,012	581,823	170,253

Total noninterest income	1,076,823	1,017,491	3,565,221	3,201,206

Noninterest expenses:
Salaries and employee benefits	1,498,541	1,499,008	4,413,188	4,639,824
Occupancy and equipment	379,344	417,164	1,116,839	1,215,556
Federal deposit insurance premiums	66,197	8,552	334,948	19,637
Data processing	141,606	189,430	441,569	598,234
Advertising	30,827	52,234	105,054	181,958
Other operating expenses	513,464	470,729	1,607,482	1,423,527

Total noninterest expenses	2,629,979	2,637,117	8,019,080	8,078,736

Income before income taxes	259,755	170,865	1,749,074	786,793

Income taxes	52,119	24,611	457,809	177,579

Net income	$207,636	$146,254	$1,291,265	$609,214

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2009
(Unaudited)

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive
	Income	Earnings	Income	Total

Balance, December 31, 2008		$24,153,843	$58,054	$24,211,897

Comprehensive income:
Net income	$1,291,265	1,291,265	—	1,291,265
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available-for-sale, net of tax effect of $203,530	332,076	—	332,076	332,076

Total comprehensive income	$1,623,341

Balance, September 30, 2009		$25,445,108	$390,130	$25,835,238

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,291,265	$609,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	488,896	571,338
Amortization of securities and other assets	159,924	182,972
Provision for loan losses	546,003	608,831
Other gains and losses, net	—	9
Federal Home Loan Bank stock dividends	—	(112,800)
Net change in:
Cash surrender value of life insurance	(163,332)	(166,022)
Loans held for sale	(23,192)	(283,676)
Accrued interest receivable	119,514	23,718
Accrued interest payable	(91,020)	(19,530)
Other assets and liabilities	(303,561)	28,473

Net cash provided by operating activities	2,024,497	1,442,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in banks	(398,000)	(1,980,000)
Securities available for sale:
Purchases	—	(16,687,863)
Maturities, prepayments and calls	11,280,664	7,398,391
Sales	—	212,632
Securities held to maturity:
Principal repayments received	4,889	6,833
Loan originations and principal collections, net	4,004,317	(13,859,907)
Purchases of premises and equipment	(99,049)	(218,469)
Redemption of investments, at cost	—	1,960,000

Net cash provided by (used in) investing activities	14,792,821	(23,168,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(932,764)	14,444,899
Net (decrease) in securities sold under agreements to repurchase	(104,155)	(67,064)
Proceeds from Federal Home Loan Bank advances	7,150,000	32,375,000
Repayment of Federal Home Loan Bank advances	(13,109,171)	(27,451,125)

Net cash (used in) provided by financing activities	(6,996,090)	19,301,710

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,821,228	(2,424,146)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,547,478	9,284,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,368,706	$6,860,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$4,462,004	$5,438,593
Income taxes paid	875,681	396,854

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$266,507	$241,944

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

Athens Bancshares Corporation (“Company”) was incorporated in September 2009 as the proposed holding company for Athens Federal Community Bank (“Bank”) in connection with the Bank’s plan of conversion from mutual to stock form of ownership. (See Note 2) The Company has no assets at September 30, 2009. The interim financial information presented in this report includes only the interim financial information of the Bank and its subsidiaries.

The consolidated financial statements of Athens Federal Community Bank and subsidiaries include the Bank and its wholly-owned subsidiaries: Southland Finance, Inc. and Ti-Serve, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s prospectus dated November 12, 2009.

Nature of Operations

The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland Finance, Inc. is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. maintains the Bank’s investment in Valley Title Services, LLC and provides appraisal and title insurance services.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (“FSP 157-4”) (ASC Topic 820, Fair Value Measurements and Disclosures). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The provisions of FSP 157-4 became effective for the Bank’s interim period ended on June 30, 2009, and its adoption did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) (ASC Topic 825, Financial Instruments, and ASC Topic 270, Interim Reporting). FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends ASC Topic 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 became effective for the Bank’s interim period ended on June 30, 2009 and resulted in the applicable fair value disclosures being included in the September 30, 2009 period.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) (ASC Topic 320, Investments — Debt and Equity Securities). FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These assessments are made before assessing whether the entity will recover the cost basis of the investment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 also requires substantial additional disclosures. The provisions of FSP 115-2 and 124-2 became effective for the Bank’s interim period ended on June 30, 2009, and there was no impact from the adoption on the Bank’s financial position, results of operations or cash flows. The expanded disclosures related to FSP 115-2 and 124-2 are included in Note 4.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) (ASC Topic 855, Subsequent Events). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Bank adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and its adoption did not have a significant impact on the consolidated financial statements. We evaluated all events or transactions that occurred after September 30, 2009, through December 15, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition in our disclosures to the September 30, 2009 financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies (Continued)

On June 30, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (the “Codification”) (ASC Topic 105, Generally Accepted Accounting Principles). The Codification became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Bank adopted this accounting standard in preparing its consolidated financial statements for the period ended September 30, 2009. The adoption of this accounting standard had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

On August 18, 2009, the SEC published interpretive guidance titled Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards of Codification. In its guidance, the SEC stated that concurrent with the effective date of the codification, references in the SEC’s rules and SEC staff guidance to specific standards under U.S. generally accepted accounting principles should be understood to mean the corresponding reference in the Codification. The SEC also stated that the Codification does not supersede any SEC rules or regulations, is not the authoritative source for SEC rules or SEC staff guidance, and the inclusion of any SEC rules or SEC staff guidance in the Codification will not affect how such items may be updated in the future by the SEC.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (ASC Topic 820, Measuring Liabilities at Fair Value). ASU 2009-05 amends subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Bank does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

Other than disclosures contained within these statements, the Bank has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Plan of Conversion and Change in Corporate Form

On July 15, 2009, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan is subject to the approval of the Office of Thrift Supervision (OTS) and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company, the Company, as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In connection with the Plan, the Company intends to establish a charitable foundation which will be funded with common stock of the Company and cash. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe 8% of the common stock sold in the offering and contributed to the charitable foundation. The Company is being organized as a corporation incorporated under the laws of the State of Tennessee and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. At September 30, 2009, the Bank had incurred $554,000 of deferred conversion costs. The Bank had incurred no deferred conversion costs as of December 31, 2008. The transaction is subject to approval by regulatory authorities and members of the Bank. At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion. The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 3.	Supplemental Disclosure for Earning Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of September 30, 2009, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$3,529,997	$135,821	$—	$3,665,818
Mortgage-backed and related securities (1)	11,031,462	464,991	(11,057)	11,485,396
State and municipal securities	4,532,887	79,599	(40,112)	4,572,374

	$19,094,346	$680,411	$(51,169)	$19,723,588

Securities Held to Maturity:
Mortgage-backed and related securities (1)	$72	$—	$—	$72

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$10,545,132	$117,062	$(13,529)	$10,648,665
Mortgage-backed and related securities (1)	14,326,656	328,282	(71,006)	14,583,932
State and municipal securities	5,543,675	2,349	(269,529)	5,276,495

	$30,415,463	$447,693	$(354,064)	$30,509,092

Securities Held to Maturity:
Mortgage-backed and related securities (1)	$4,961	$—	$—	$4,961

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Securities (Continued)

The amortized cost and estimated market value of securities at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,294,311	2,370,824	—	—
Due five years to ten years	2,637,352	2,714,825	—	—
Due after ten years	3,131,221	3,152,543	—	—
Mortgage-backed securities	11,031,462	11,485,396	72	72

Total	$19,094,346	$19,723,588	$72	$72

	December 31, 2008
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$6,033,774	$6,048,259	$—	$—
Due after one year through five years	2,538,238	2,489,262	—	—
Due five years to ten years	4,386,435	4,425,382	—	—
Due after ten years	3,130,360	2,962,257	—	—
Mortgage-backed securities	14,326,656	14,583,932	4,961	4,961

Total	$30,415,463	$30,509,092	$4,961	$4,961

No realized gains or losses were recognized for the nine-month period ended September 30, 2009, or for the year ended December 31, 2008.

The Bank has pledged securities with carrying values of approximately $12,511,000 and $22,612,000 (which approximates market values) to secure deposits of public and private funds as of September 30, 2009 and December 31, 2008.

Securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Securities (Continued)

	September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed and related securities	630	(3)	495	(8)	1,125	(11)
State and municipal securities	—	—	902	(40)	902	(40)

	$630	$(3)	$1,397	$(48)	$2,027	$(51)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$1,759	$(14)	$—	$—	$1,759	$(14)
Mortgage-backed and related securities	1,958	(14)	1,393	(57)	3,351	(71)
State and municipal securities	3,344	(151)	618	(119)	3,962	(270)

	$7,061	$(179)	$2,011	$(176)	$9,072	$(355)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment — Debt and Equity Securities.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Securities (Continued)

At September 30, 2009, the 14 securities with unrealized losses have depreciated 2.46 percent from the Bank’s amortized cost basis. At December 31, 2008, the 25 securities with unrealized losses have depreciated 3.76 percent from the Bank’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Bank’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost bases. In making this determination, management has considered the Bank’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2009 are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2009 are warranted.

Note 5.	Allowance for Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2009 and year ended December 31, 2008, is as follows:

	September 30,	December 31,
	2009	2008

Balance, beginning of period	$3,082,602	$2,536,097

Provision for loan losses	546,003	760,803
Loans charged off	(578,607)	(323,747)
Recoveries of loans previously charged off	53,475	109,449

Balance, end of period	$3,103,473	$3,082,602

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

	September 30,	December 31,
	2009	2008

Impaired loans without a valuation allowance	$1,286,892	$1,227,695
Impaired loans with a valuation allowance	3,329,648	5,320,770

Total impaired loans	$4,616,540	$6,548,465

Valuation allowance related to impaired loans	$768,275	$926,770

Total non-accrual loans	$2,038,943	$4,139,467

Total loans past-due ninety days or more and still accruing	$11,227	$33,712

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310, Receivables (“ASC 310”). For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

	September 30,	December 31,
	2009	2008

Average investment in impaired loans	$4,486,944	$3,653,844

Interest income recognized
on impaired loans	$259,000	$406,000

Interest income recognized on a cash
basis on impaired loans	$259,000	$406,000

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6.	Fair Value Disclosures

Fair value measurements:

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments would typically involve application of lower of cost or market accounting or write-downs of individual assets.

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:
Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access.
Level 2 — Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Securities available for sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Bank obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6.	Fair Value Disclosures (Continued)

Fair value measurements: (Continued)

Impaired loans — The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables (“ASC 310”). The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Bank records the impaired loan as nonrecurring Level 2. The Bank records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2009:

Securities available for sale	$19,723,588	$—	$19,723,588	$—
The table below presents information about assets and liabilities on the balance sheet at September 30, 2009 for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2009:

Impaired loans	$2,561,373	$—	$1,730,873	$830,500

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6.	Fair Value Disclosures (Continued)

Fair value of financial instruments:

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature; involve uncertainties and matters of significant judgment; and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, cash equivalents, and interest-bearing deposits in banks:

For cash, cash equivalents, and interest-bearing deposits in banks, the carrying amount is a reasonable estimate of fair value.

Securities:

The fair value of securities, excluding investments carried at cost, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying value of investments carried at cost approximates fair value based on the redemption provisions of each issuer.

Loans, net:

The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, adjusted for credit risk and servicing costs. The estimate of maturity is based on the Bank’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

Cash surrender value of bank owned life insurance:

For cash surrender value of bank owned life insurance, the carrying amount is a reasonable estimate of fair value.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6.	Fair Value Disclosures (Continued)

Fair value of financial instruments: (Continued)

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and NOW, money market, and savings accounts, is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase:

The estimated fair value of these liabilities, which are extremely short term, approximates their carrying value.

Federal Home Loan Bank advances:

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to extend credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6.	Fair Value Disclosures (Continued)

Fair value of financial instruments: (Continued)

The carrying amount and estimated fair value of the Bank’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,369	$14,369	$4,547	$4,547

Interest-bearing deposits in banks	2,279	2,279	1,881	1,881
Securities	19,724	19,724	30,514	30,514
Investments, at cost	2,899	2,899	2,899	2,899
Loans, net	191,726	192,844	196,520	198,575
Cash surrender value of bank owned life insurance	6,409	6,409	6,246	6,246

Financial liabilities:
Deposits	205,561	212,387	206,493	214,439
Securities sold under agreements to repurchase	808 808	912	912	912
Federal Home Loan Bank advances	10,351	10,546	16,310	16,883

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Safe Harbor Statement for Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
     Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 13 of the Company’s prospectus dated November 12, 2009 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
     During the three- and nine-month periods ended September 30, 2009, there was no significant change in the Bank’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited consolidated financial statements and related footnotes for the year ended December 31, 2008 included in the Company’s prospectus dated November 12, 2009.
Comparison of Financial Condition at September 30, 2009 and December 31, 2008
     Assets. Total assets decreased from $251.0 million at December 31, 2008 to $246.0 million at September 30, 2009.
     Loans. Net loans receivable decreased $4.8 million, or 2.4%, from $196.5 million at December 31, 2008 to $191.7 million at September 30, 2009, primarily as a result of the net effect of a $7.7 million decrease in residential mortgage loans, a $5.7 million increase in commercial real estate loans, a $2.7 million decrease in commercial business loans and a $338,000 decrease in consumer loans. The decrease in residential mortgage loans was primarily due to lower market interest rates, which led to the refinancing of adjustable rate loans into fixed rate loans that were subsequently sold in the secondary market. The increase in commercial real estate loans is primarily due to increases in land loans.
     Securities. Total securities decreased by $10.8 million, or 35.4%, from $30.5 million at December 31, 2008 to $19.7 million at September 30, 2009, primarily as a result of $8.0 million in maturities and calls of U.S. government agency and municipal securities along with $3.3 million in repayments of mortgage backed and related securities. Unrealized gains on U.S. government agency and municipal securities increased by $500,000 during the period. Excess funds provided from the decrease in securities were primarily held as cash and cash equivalents to provide for additional liquidity due to current economic conditions. At September 30, 2009, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment securities.
     Deposits. Total deposits decreased $900,000, or 0.4%, from $206.5 million at December 31, 2008 to $205.6 million at September 30, 2009. Non-interest-bearing accounts increased $1.2 million, demand deposit and NOW accounts increased $6.2 million, money market accounts increased $11.0 million, savings accounts increased $431,000 and certificates of deposit decreased $19.8 million during the nine-month period ended September 30, 2009. The increase in non-interest-bearing accounts was primarily the result of continued growth in our consumer free checking product. The increase in demand deposit and NOW accounts and money market accounts was primarily due to increased account growth and movement of funds from maturing certificates of deposit due to lower market interest rates. The decrease in certificates of deposit was primarily the result of the maturities of $7.5 million in public funds certificates of deposit and the movement of funds from certificates of deposit at maturity to money market and demand and NOW accounts primarily due to lower market interest rate levels.
     Borrowings. Federal Home Loan Bank borrowings decreased $5.9 million, or 36.2%, from $16.3 million at December 31, 2008 to $10.4 million at September 30, 2009. The decrease was due to the repayment of short term cash management advances of $2.9 million, the payoff of a $3.0 million three-month advance in the first quarter of 2009 and principal reductions on an amortized advance of $79,000 during the period. Loan repayments and maturing securities provided available sources of funds for repayment of these advances.
Results of Operations for the Three Months Ended September 30, 2009 and 2008
     Overview. Net income was $208,000 for the three months ended September 30, 2009 compared to $146,000 for the same period in 2008. The increase in net income for the 2009 period was a primarily the result of a $23,000 increase in net interest income after provision for loan losses combined with an increase of $60,000 in non-interest income, which was partially offset by an increase of $27,000 in income taxes.
     Net Interest Income. Net interest income increased $129,000, or 6.1%, for the three months ended September 30, 2009 compared to the same period in 2008, primarily as a result of a decrease in interest expense on deposits.
     Total interest income decreased $247,000, or 6.4%, from $3.9 million for the three months ended September 30, 2008 to $3.6 million for the three months ended September 30, 2009. The decrease was primarily the result of a $150,000 decrease in interest income on securities and other deposits and a decrease of $95,000 in interest income on loans. These decreases were primarily due to the combined effect of decreases in the average balances of loans and investments and a decrease in market interest rates.
     Total interest expense decreased $376,000, or 21.6%, for the three months ended September 30, 2009, primarily as a result of a $369,000 decrease in interest on deposits, a $3,000 decrease in securities sold under agreements to repurchase and a $4,000 decrease in interest expense on Federal Home Loan Bank borrowings. The primary reasons for these decreases were a $7.6 million decrease in interest-bearing deposits, which was partially due to the maturity of a $2.5 million public fund certificate of deposit, and the repricing of other certificates of deposit at maturity to lower market interest rates.
     Provision for Loan Losses. The provision for loan losses was $428,000 for the three months ended September 30, 2009 compared to $322,000 for the same period in 2008. The primary factors that contributed to the increase in the provision for loan losses were an increase in non-performing loans since June 30, 2009 and a decline in overall economic conditions. When evaluating current economic conditions, we consider certain qualitative risk factors such as current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.
     Non-performing loans increased $1.3 million from $799,000 at June 30, 2009 to $2.1 million at September 30, 2009. Non-performing commercial mortgage loans, residential mortgage loans, commercial business loans and consumer loans increased $995,000, $140,000, $9,000 and $107,000, respectively. The balance of non-performing loans at September 30, 2009 includes nonaccrual loans of $2.0 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2009. The balance of nonaccrual loans at September 30, 2009 consists of $1.3 million in commercial real estate, $586,000 in residential real estate, $21,000 in commercial business loans and $141,000 in consumer loans.
     Net charge-offs were $82,000 for the three months ended September 30, 2009 compared to $59,000 for the same period in 2008. Charge-offs totaling $94,000 were recorded during the quarter ended September 30, 2009 in connection with one- to four-family residential loans ($19,000), automobile loans ($7,000) and unsecured consumer loans ($68,000). Charge-offs of consumer loans were primarily related to overdrafts and related fees.
     The allowance for loan losses was $3.1 million at September 30, 2009. Management has deemed this amount as adequate on that date based on its best estimate of probable known and inherent loan losses. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in non-performing loans and the change in overall economic conditions.
     Non-interest Income. Non-interest income increased $60,000, or 5.9%, to $1.1 million for the three months ended September 30, 2009 compared to $1.0 million for the same period in 2008, primarily due to an increase in income related to the origination and sale of mortgage loans in the secondary market. Net gain on sales of mortgage loans was $54,000 for the 2009 period, compared to $9,000 for the 2008 period. Other non-interest income increased $15,000 primarily as a result of an increase in fees on deposit accounts and fees related to debit cards.
     Non-interest Expense. Non-interest expense decreased $6,000, or 0.2%, to $2.6 million for the 2009 period compared to $2.6 million for the same period in 2008. Compensation and benefits expense remained unchanged. Data processing expense decreased $48,000 primarily as the result of the renegotiation of contracts on more favorable terms with data processing vendors during the 2009 period. Occupancy and equipment expense decreased $38,000 primarily as a result of reduction of depreciation expense. Other operating expenses increased $80,000 primarily due to charges related to the origination of loans, expenses on foreclosed real estate and an increase in Federal Deposit Insurance Corporation insurance premiums.
     Income Tax Expense. Income tax expense increased from $25,000 for the 2008 period to $52,000 for the 2009 period, primarily due to higher taxable income.
     Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $504,000 and $87,000 for the three months ended September 30, 2009 and 2008, respectively. The increase in total comprehensive income resulted from an increase in net income of $61,000 and an increase in adjustments to accumulated other comprehensive income of $356,000 from the change in unrealized gains (losses) on securities available for sale.
Results of Operations for the Nine Months Ended September 30, 2009 and 2008
     Overview. Net income was $1.3 million for the nine months ended September 30, 2009 compared to $609,000 for the same period in 2008. The primary factor that contributed to the increase in net income for 2009 was an increase in net interest income after provision for loan losses, which was primarily the result of a $1.1 million decrease in interest expense on deposits, and a $394,000 increase in other non-interest income related to the origination and sale of loans in the secondary market.
     Net Interest Income. Net interest income increased $476,000, or 7.6%, for the nine months ended September 30, 2009 compared to the same period in 2008, primarily as a result of a $1.1 million decrease in deposit interest expense, which was offset by a $242,000 decrease in loan interest income and a $323,000 decrease in income from securities and interest-bearing deposits in other banks.
     Total interest income decreased $572,000, or 4.9%, from $11.7 million for the nine months ended September 30, 2008 to $11.1 million for the nine months ended September 30, 2009, primarily as a result of decreases in the loan and securities portfolios of $4.8 million and $10.8 million, respectively, coupled with lower market interest rates in 2009 as compared to 2008.
     Total interest expense decreased $1.0 million, or 18.5%, for the nine months ended September 30, 2009, primarily as a result of decreases in market interest rates.
     Provision for Loan Losses. The provision for loan losses was $546,000 for the nine months ended September 30, 2009 compared to $609,000 for the same period in 2008. The primary factor that contributed to the decreased provision for loan losses in 2009 was the decrease in non-performing loans since December 31, 2008.
     Non-performing loans decreased $2.1 million from $4.2 million at December 31, 2008 to $2.1 million at September 30, 2009. Non-performing commercial mortgage loans, residential mortgage loans and commercial business loans decreased $1.6 million, $135,000 and $292,000, respectively, while non-performing consumer loans increased $107,000.

     Net charge-offs were $525,000 for the nine months ended September 30, 2009 compared to $158,000 for the same period in 2008. Charge-offs totaling $579,000 were recorded during the nine months ended September 30, 2009 in connection with one- to four-family residential loans ($60,000), non-residential real estate loans ($87,000), commercial business loans ($228,000) and consumer loans ($204,000).
     Non-interest Income. Non-interest income increased $364,000, or 11.4%, to $3.6 million for the nine months ended September 30, 2009 compared to $3.2 million for the same period in 2008, primarily due to an increase in income related to origination and sale of mortgage loans on the secondary market. Net gain on sales of mortgage loans was $468,000 for the 2009 period, compared to $74,000 for the 2008 period, as the low interest rate environment led to increased originations of fixed rate mortgage loans, which we sold into the secondary market for interest rate risk management purposes. Other non-interest income decreased $30,000 primarily as a result of a reduction in investment sales commissions and in fees related to the origination of loans held in portfolio.
     Non-interest Expense. Non-interest expense decreased $60,000, or 0.7%, to $8.0 million for the 2009 period compared to $8.1 million for the same period in 2008. The primary factors contributing to the decrease in non-interest expense were a $170,000 increase in charges related to foreclosed real estate and a $315,000 increase in Federal Deposit Insurance Corporation insurance premiums, offset by reductions in salary and employee benefits, data processing expenses, occupancy and equipment expense and advertising expenses.
     Compensation and benefits expense decreased $227,000 as a result of a reduction in staffing levels and commissions paid. Data processing expense decreased $157,000 primarily as a result of the renegotiation of contracts with more favorable terms with data processing vendors. Occupancy and equipment expense decreased $99,000 primarily as a result of reduction in depreciation expense. Other operating expenses decreased $62,000 primarily due to reductions in advertising expenses.
     Income Tax Expense. Income tax expense increase from $178,000 for the 2008 period to $458,000 for the 2009 period, primarily due to an increase in taxable income.
     Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.6 million and $356,000 for the nine months ended September 30, 2009 and 2008, respectively. The increase in total comprehensive income resulted from an increase in net income of $682,000 and an increase in adjustments to accumulated other comprehensive income of $585,000 from the change in unrealized gains (losses) on securities available for sale.
Liquidity and Capital Resources
     Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of our asset/liability management policy.
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $14.4 million. Securities classified as available-for-sale, amounting to $19.7 million and interest-bearing deposits in banks of $2.3 million at September 30, 2009, provide additional sources of liquidity. In addition, at September 30, 2009, we had the ability to borrow a total of approximately $56.6 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2009, we had $10.4 million in Federal Home Loan Bank advances outstanding and $14.4 million in letters of credit to secure public funds deposits.

     The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of income will be dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2009, the Company had no liquid assets.
     Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2009, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 10.2%, 10.2% and 14.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2009, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
Off-Balance Sheet Arrangements
     In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 18 of the Bank’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s prospectus dated November 12, 2009
     For the nine months ended September 30, 2009, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Qualitative Aspects of Market Risk
     We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated fixed rate one-to-four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.
     We have an Asset/Liability Management Committee, which includes members of management selected by the board of directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
     Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Quantitative Aspects of Market Risk
     We use the net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.
     The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value as % of
	Net Portfolio Value			Portfolio Value of Assets
	(Dollars in thousands)
Basis Point (“bp”)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	35,139	1,948	+6%	13.74%	+88bp
200	34,714	1,523	+5%	13.53%	+66bp
100	34,245	1,054	+3%	13.30%	+43bp
0	33,191			12.87%
(100)	31,727	-1,464	-4%	12.31%	-56bp
     The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures
     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.
Item 1A. Risk Factors
     For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 12, 2009. As of September 30, 2009, the risk factors of the Company have not changed materially from those disclosed in the prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.0	Form of Stock Certificate of Athens Bancshares Corporation (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION
Dated: December 22, 2009	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: December 22, 2009	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)