Form 10-K
period 2009-12-31
Athens Bancshares Corp
filed 2010-03-31
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-34534
ATHENS BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	27-0920126

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Washington Avenue, Athens, Tennessee	37303

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (423) 745-1111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2009 was $0.
The number of shares outstanding of the registrant’s common stock as of March 19, 2010 was 2,777,250.
DOCUMENTS INCORPORATED BY REFERENCE: None

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Athens Bancshares Corporation. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Athens Bancshares Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Athens Bancshares Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Athens Bancshares Corporation’s market area, changes in real estate market values in Athens Bancshares Corporation’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Athens Bancshares Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to Athens Bancshares Corporation and its subsidiaries.
PART I

Item 1.	BUSINESS
General
Athens Bancshares Corporation (the “Company”) was incorporated in September 2009 to serve as the holding company for Athens Federal Community Bank (the “Bank”), a federally chartered savings bank. On January 6, 2010, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In the conversion, the Company sold an aggregate of 2,677,250 shares of common stock at a price of $10.00 per share to depositors of the Bank. In addition, in connection with the conversion, the Bank formed the Athens Federal Foundation, to which the Company contributed an additional 100,000 shares of common stock and $100,000 in cash. Because the Bank’s conversion and the Company’s stock offering were consummated on January 6, 2010, the Company was not an operating company at December 31, 2009. As a result, the information presented in this annual report is on a consolidated basis for the Bank only.
The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.
The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.
Our website address is www.athensfederal.com. Information on our website should not be considered a part of this annual report.

Market Area
We are headquartered in Athens, Tennessee, which is located in southeastern Tennessee along Interstate 75, approximately half way between Knoxville and Chattanooga, Tennessee. We consider McMinn, Monroe and Bradley Counties, Tennessee, and the surrounding areas to be our primary market area. The top employment sectors in our primary market area currently consist of manufacturing services, particularly the automobile manufacturing industry, and, to a lesser extent, wholesale and retail trade services, government services and educational, health care and social assistance services. Our local economy has been negatively impacted by the economic recession in recent months, which has resulted in increased job losses in the manufacturing services sector. However, at the same time, our local economy has also benefited from new manufacturing activity entering the market which is expected to create additional jobs for local workers. Notably, Volkswagen of America, Inc. and Wacker Chemie AG, a leading manufacturer of solar panels, are currently constructing manufacturing plants in our primary market area. Our local economy has also been positively impacted by retirees relocating to our primary market area, due to the affordable housing prices, temperate climate and lack of state income tax.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.
Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.
We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.
Lending Activities
The largest segment of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential mortgage loans, and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans. We originate loans for investment purposes, although we generally sell our fixed-rate residential mortgage loans into the secondary market with servicing retained. Our lending activities focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer, and have not offered, Alt-A, sub-prime or no-documentation mortgage loans.
One-to Four-Family Residential Loans. At December 31, 2009, we had $79.6 million in one- to four-family residential loans, which represented 40.8% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area. In recent years, a significant portion of the residential mortgage loans that we have originated have been secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties. See “Item 1A. Risk Factors — Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.”
Our residential lending policies and procedures generally conform to the secondary market guidelines. We generally offer a mix of adjustable rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to five years. Interest rates and payments on our adjustable-rate loans generally are indexed to the National Monthly Median Cost of Funds or the one year U.S. Treasury Constant Maturity Index.
While one-to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer residential mortgage loans with negative amortization and generally do not offer interest-only residential mortgage loans.
We generally do not make owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 95%. Loans with loan-to-value ratios in excess of 89% typically require private mortgage insurance. In addition, we generally do not make not make non-owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 85%. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.
Non-residential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2009, non-residential real estate loans totaled $37.9 million, or 19.4% of our total loan portfolio. Our non-residential real estate loans are generally secured by small to moderately-sized office and retail properties, churches and hotels located both in and out of our primary market area. With respect to non-residential real estate loans, we typically require that either the borrower or the property securing the loan be located in our primary market area.
We originate fixed-rate non-residential real estate loans, generally with terms of three to five years and payments based on an amortization schedule of up to 30 years, resulting in “balloon” balances at maturity. We also offer adjustable-rate commercial real estate loans, generally with terms up to 30 years and with interest rates typically equal to the prime lending rate as reported in the Wall Street Journal plus an applicable margin. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. Our non-residential real estate loans typically provide for an interest rate floor of 5.0%.
At December 31, 2009, our largest non-residential real estate loan had an outstanding balance of $2.5 million. This loan, which was originated in June 2008 as a construction loan as a mixed use building comprised of ground level retail space with residential units on the second floor. The construction phase of this project is now completed. The property is located in Cleveland, Tennessee and is performing in accordance with its original terms as of December 31, 2009.
Construction Loans. We originate construction loans for one-to four-family homes and, to a much lesser extent, commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2009, residential and non-residential construction loans totaled $8.8 million, which represented 4.5% of our total loan portfolio. Construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on these loans are generally tied to either the National Monthly Median Cost of Funds or the One Year U.S. Treasury Constant Maturity Index. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. We generally limit speculative construction loans to a group of well-established builders in our primary market area and we also limit the number of projects with each builder. At December 31, 2009, we had approved commitments for speculative construction loans of $5.6 million, of which $3.9 million was outstanding. We generally require a maximum loan-to-value ratio of 80% for speculative construction loans.
At December 31, 2009, our largest non-speculative construction loan relationship was a commitment of $1.3 million, $1.1 million of which was outstanding. This relationship was performing according to its original terms at December 31, 2009. At December 31, 2009, our largest speculative construction loan relationship was a commitment of $2.0 million, $1.4 million of which was outstanding. The relationship was performing according to its original terms at December 31, 2009.
Land and Land Development Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. At December 31, 2009, land and land development loans totaled $14.7 million, which represented 7.5% of our total loan portfolio. Land development loans, which are offered for terms of up to 12 months, are generally indexed to the prime rate as reported in the Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio to 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. At December 31, 2009, our largest land development relationship consisted of three loans which had an aggregate outstanding balance of $3.4 million. Each loan in this relationship was performing in accordance with its original terms at December 31, 2009.
Multi-Family Real Estate Loans. We offer multi-family (5 or more units) mortgage loans that are generally secured by properties in our primary market area. At December 31, 2009, multi-family loans totaled $14.6 million, which represented 7.5% of our total loan portfolio. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 85% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At December 31, 2009, our largest multi-family real estate loan had an outstanding balance of $3.9 million, was secured by an apartment complex located in northwest Georgia and was performing in accordance with its original terms at December 31, 2009.
Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, and loans secured by deposits. At December 31, 2009, consumer loans totaled $27.6 million, or 14.2% of our total loan portfolio. Our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate as published in the Wall Street Journal. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 89%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
Through our operating subsidiary, Southland Finance, Inc., we also offer consumer finance loans secured by used automobiles, televisions and various other personal property to borrowers with historically lower credit scores. These consumer finance loans are partially funded by a $2.0 million line of credit with us. The line of credit matures in January 2010 and upon maturity the maximum line will be reduced to $1.0 million. Loans originated at Southland Finance, Inc. are generally made for terms of 12 to 36 months and have an average loan balance of approximately $3,800. We generally maintain separate underwriting standards and more aggressive collection activity for these consumer finance loans.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At December 31, 2009, commercial business loans totaled $12.0 million, which represented 6.2% of our total loan portfolio. Commercial business loans consist of floating rate loans indexed to the prime rate as published in the Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to five years. Our commercial business loan portfolio consists primarily of loans that are secured by land or equipment but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.
Loan Underwriting
Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.
Non-Owner Occupied Residential Real Estate Loans. Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases.
Non-residential and Multi-Family Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. Management has hired experienced lending officers and credit management personnel over the past several years in order to safely increase this type of lending. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.
Construction, Land and Land Development Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a construction or land development loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.
Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain of our employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Generally, all loan requests exceeding the individual officer lending limits are approved as follows: (i) the approval of any two members of our Loan Committee is required for residential loans up to $250,000; (ii) the approval of any three members of our Loan Committee (one of whom must be the President and Chief Executive Officer or Chief Credit Officer) is required for any single transaction of between $250,000 and $1.0 million and aggregate debt to one borrower transactions of between $250,000 and $1.0 million; and (iii) the approval of any four members of our board of directors is required for all single transactions exceeding $1.0 million and all loans to customers having aggregate outstanding debt to us exceeding $1.0 million. Our Loan Committee consists of our President and Chief Executive Officer, Chief Credit Officer, Vice President, Chief Operating Officer and Chief Financial Officer and certain other officers designated by the board of directors.
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2009, our regulatory limit on loans to one borrower was $4.1 million. At that date, our largest lending relationship was $3.9 million and was performing according to its original terms at that date. This loan relationship is secured primarily by commercial real estate and equipment.
Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See note 16 to the notes to the consolidated financial statements beginning on page F-1of this annual report.

Investment Activities
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Cincinnati, we also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.
At December 31, 2009, our investment portfolio consisted primarily of U.S. government and agency securities, mortgage-backed securities and securities issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities. At December 31, 2009, we also maintained an investment, at cost, in Federal Home Loan Bank of Cincinnati common stock.
Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of Thrift Supervision’s regulations, (ii) to manage interest rate risk; and (iii) to provide collateral for public unit deposits. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer and our Vice President, Chief Operating Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring our investment performance. In addition, we have retained a third party registered investment advisor to serve as our investment manager and execute investment transactions, perform pre-purchase analysis and provide portfolio analysis on a quarterly basis. Our investment manager acts in a co-advisory capacity and does not have discretionary authority to execute trades on our behalf without the pre-approval of our President and Chief Executive Officer and/or Vice President, Chief Operating Officer and Chief Financial Officer. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.
Deposit Activities and Other Sources of Funds
Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.
Borrowings. We use advances from the Federal Home Loan Bank of Cincinnati to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Cincinnati and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements.
Personnel
As of December 31, 2009, we had 91 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION
The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, will be required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. The Company will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.
Regulation of Federal Savings Associations
Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.
Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.
Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.
The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2009, the Bank met each of these capital requirements. See note 9 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.
Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the association’s total assets when it became undercapitalized or the amount necessary to achieve full compliance at the time the association first failed to comply. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.
Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See “— Lending Activities — Loans to One Borrower.”
Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.
Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, it is a subsidiary of a holding company, like the Bank. If the Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.
A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2009, the Bank maintained 87.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and any non-savings institution subsidiaries are affiliates of the Bank. Transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of an institution’s capital and surplus. The aggregate amount of covered transactions with all affiliates is limited to 20% of capital and surplus. Certain transactions with affiliates must be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.
The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional restrictions based on the type of loan involved. For information about transactions with our directors and officers, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio. The Bank paid $74,000 in assessments to the Office of Thrift Supervision for the fiscal year ended December 31, 2009.
Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. No institution may pay a dividend if in default of the federal deposit insurance assessment.
For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. The Federal Deposit Insurance Corporation may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.
The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (subject to a cap of 10 basis points of each institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. The special assessment was paid on September 30, 2009. The Federal Deposit Insurance Corporation had also provided for the possibility of two additional special assessments for the final two quarters of 2009, if necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, the Bank will record a change to earnings for each regular special assessment and an offsetting credit to the prepaid asset.
Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would temporarily be guaranteed by the Federal Deposit Insurance Corporation. On October 1, 2009 the Federal Deposit Insurance Corporation gave the option for banks currently participating in the Transaction Account Guarantee program to extend the coverage date through June 30, 2010. The Bank made the business decision to participate in the unlimited non-interest-bearing transaction account coverage and to continue to remain in this program through the current expiration date of June 30, 2010. The Bank also opted to participate in the unsecured debt guarantee program.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2009, the Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $2.9 million.
The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or general results of operations, could reduce or eliminate the dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.
Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.
The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.
The Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.
Federal Reserve System
The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). For 2009, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.
In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.
Holding Company Regulation
General. The Company is a unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. The Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.
The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.
Federal Securities Laws
The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. The Company is subject to further reporting and audit requirements beginning with the year ending December 31, 2010 under the requirements of the Sarbanes-Oxley Act. The Company intends to prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

Federal Income Taxation
General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2009 fiscal year, the Bank’s maximum federal income tax rate was 34.0%.
The Company and the Bank have entered into a tax allocation agreement because The Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.
Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.
Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.
The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation
Tennessee. Tennessee imposes franchise and excise taxes. The franchise tax ($0.25 per $100) is applied either to apportioned net income or the value of property owned and used in Tennessee, whichever is greater, as of the close of the fiscal year. The excise tax (6.5%) is applied to net earnings derived from business transacted in Tennessee. Under Tennessee regulations, bad debt deductions are deductible from the excise tax. There have not been any audits of our state tax returns during the past five years.
Any cash dividends, in excess of a certain exempt amount, that would be paid with respect to the Company’s common stock to a shareholder (including a partnership and certain other entities) who is a resident of Tennessee will be subject to the Tennessee income tax (6%). Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for Tennessee income tax purposes may not be the same as the definition of a dividend for federal income tax purposes. A corporate distribution may be treated as a dividend for Tennessee tax purposes if it is paid from funds that exceed the corporation’s earned surplus and profits under certain circumstances.

ITEM 1A.	RISK FACTORS
Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.
At December 31, 2009, $26.7 million, or 33.5% of our residential mortgage loan portfolio and 13.7% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because the repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At December 31, 2009, non-performing non-owner occupied residential mortgage loans totaled $948,000, or 3.6% of our non-owner occupied residential loan portfolio, of which $867,000 was attributable to a single borrower. At December 31, 2009, we did not hold any non-owner occupied residential properties as real estate owned; however, we anticipate foreclosure on the $867,000 relationship referenced above upon receipt of a relief of stay agreement from the borrower’s chapter 13 bankruptcy filing. This loan is secured by seven one-to-four residential real estate properties. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.
At December 31, 2009, $23.5 million, or 12.0% of our loan portfolio, consisted of construction loans and land and land development loans, and $3.9 million, or 44.3% of the construction loan portfolio, consisted of speculative construction loans. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would decrease our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Our consumer loan portfolio includes consumer loans secured by rapidly depreciable assets and may expose us to increased credit risk.
At December 31, 2009, $27.6 million, or 14.2% of our loan portfolio, consisted of consumer loans. Included in consumer loans at that date were $4.7 million in automobile loans and $2.0 million in consumer finance loans made to borrowers by our operating subsidiary, Southland Finance, Inc. These consumer finance loans are generally secured by used automobiles, televisions and various other personal property and are generally offered to borrowers with historically lower credit scores at higher risk-adjusted interest rates. At December 31, 2009, Southland Finance, Inc.’s average outstanding loan balance was approximately $3,700 and the weighted-average yield of its loan portfolio was 25.8%. Consumer loans secured by rapidly depreciable assets such as automobiles and other personal property may be subject to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.
Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.
When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $3.4 million, or 1.8% of total loans outstanding and 169.5% of non-performing loans, at December 31, 2009. Our allowance for loan losses at December 31, 2009 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

In addition, at December 31, 2009, we had 36 loan relationships with outstanding balances that exceeded $1.0 million, all of which were performing according to their original terms, with the exception of one relationship with total outstanding loans of $1.2 million. This relationship includes a non-owner occupied residential real estate secured loan totaling approximately $867,000, two loans secured by non-residential real estate totaling approximately $223,000 and three consumer loans totaling approximately $156,000. We believe that the consumer loans will be treated as unsecured in the debtors chapter 13 bankruptcy plan and anticipate a total loss on these loans. We anticipate total losses relating to this relationship could total $293,000, which has been accounted for in our allowance for loan losses. The further deterioration of one or more of these large relationship loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.
A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.
Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past eighteen months, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.
The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.
Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The current economic recession has also had a negative impact on our primary market area. Based on published statistics, our primary market area had an unemployment rate of 13.1% at December 31, 2009, which exceeded both the national and state unemployment rates at that date. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of McMinn, Monroe and Bradley Counties in Tennessee and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

Special Federal Deposit Insurance Corporation assessments and increased base assessment rates by the Federal Deposit Insurance Corporation will decrease our earnings.
Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The assessment was collected on September 30, 2009. Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $109,000. The special assessment decreased our earnings. In addition, the Federal Deposit Insurance Corporation may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the Federal Deposit Insurance Corporation will further decrease our earnings.
Changing interest rates may decrease our earnings and asset value.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management — Interest Rate Risk Management.”
Strong competition within our primary market area could negatively impact our profits and slow growth.
We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 19.3% of the deposits in McMinn County, Tennessee, 2.8% of the deposits in Monroe County, Tennessee and 1.0% of the deposits in Bradley County, Tennessee. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. The Company also will be subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Item 1. Business — Regulation and Supervision.” The current administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system. The proposed legislation contains several provisions that would have a direct impact on the Company and the Bank. Under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor. The proposed legislation would also require the Bank to become a national bank or convert to a state-chartered institution. In addition, it would eliminate the status of “savings and loan holding company” and mandate that all companies that control an insured depository institution register as a bank holding company. Registration as a bank holding company would represent a significant change, as material differences currently exist between savings and loan holding company and bank holding company supervision and regulation. For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements. The proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. If enacted, the legislation may have a substantial impact on our operations. However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.
Our contribution to the Athens Federal Foundation may not be tax deductible, which could decrease our profits.
We believe that our contribution to the Athens Federal Foundation, valued at $1.1 million, pre-tax, will be deductible for federal income tax purposes. However, if the Internal Revenue Service does not grant tax-exempt status to the foundation, the contribution will not be deductible and we would not receive any tax benefit from the contribution. In addition, even if the contribution is tax deductible, we may not have sufficient profits to be able to use the deduction fully. If it is more likely than not that we will be unable to use the entire deduction, we will be required to establish a valuation allowance related to any deferred tax asset that has been recorded for this contribution.
Establishment of the Athens Federal Foundation will decrease our profits for fiscal 2010.
The Company contributed 100,000 shares of the Company’s common stock and $100,000 in cash to the Athens Federal Foundation. This contribution is an additional operating expense and will reduce net income during the fiscal year ending December 31, 2010, the fiscal year in which the foundation was established.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business through our main office, branch offices and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2009.

			Net Book Value
	Year	Owned/	at
Location	Opened	Leased	December 31, 2009
			(In thousands)
Main Office:
Athens Main Office 106 Washington Avenue Athens, Tennessee 37303	1962	Owned	$1,181
Branch Offices:
Athens Decatur Pike Office 1103 Decatur Pike Athens, Tennessee 37303	1980	Owned	192
Cleveland Ocoee Street Office 3855 North Ocoee Street Cleveland, Tennessee 37312	2007	Leased (1)	—
Cleveland 25th Street Office 950 25th Street Cleveland, Tennessee 37311	2007	Leased (2)	—
Etowah Office 523 Tennessee Avenue Etowah, Tennessee 37331	1977	Owned	698
Madisonville Office 4785 New Highway 68 Madisonville, Tennessee 37875	2005	Owned	900
Sweetwater Office 800 Highway 68 Sweetwater, Tennessee 37874	1995	Owned	225
Other Offices:
Athens Lending Center 106 Hornsby Street Athens, Tennessee 37303	1998	Owned	515
Southland Finance Company 516 South Congress Parkway Athens, Tennessee 37303	1996	Leased (3)	—
Valley Title Services, LLC d/b/a Sweetwater Valley Title 202 N. White Street Athens, Tennessee 37303	2007	Leased (4)	—
Valley Title Services, LLC d/b/a Title Company of Monroe County New Highway 68 Sweetwater, Tennessee 37874	2007	Leased (3)	—
Valley Title Services, LLC 205 Decatur Pike Athens, Tennessee 37303	2007	Owned	217

(1)	Lease expires in February 2012.

(2)	Lease expires in December 2017.

(3)	Property is leased on a month-to-month basis.

(4)	Lease expires in December 2010.

Item 3.	LEGAL PROCEEDINGS
Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	(REMOVED AND RESERVED)
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity and Related Stockholder Matters
The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “AFCB.” The Company completed its initial public offering on January 6, 2010 and commenced trading on January 7, 2010. Because the Company’s common stock did not begin trading until after the end of its fiscal year, there is no information for high and low sale prices for the year ended December 31, 2009. The Company has not paid any dividends to its stockholders to date. See “Item 1. Business — Regulation and Supervision — Holding Company Regulation.” As of March 19, 2010, the Company had approximately 367 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.
The effective date of the Company’s Registration Statement on Form S-1 (File No. 333-161967) was November 12, 2009. The offering was consummated on January 6, 2010 with the sale of 2,677,250 securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 2,777,250, of which 100,000 shares were contributed to the Athens Federal Foundation and 2,677,250 shares were sold to certain depositors of the Bank and the Bank’s employee stock ownership plan for aggregate proceeds of $26.8 million. As of December 31, 2009, the expenses incurred in connection with the stock offering are $1.3 million, including expenses paid to the marketing agent of $296,000, attorney and accounting fees of $579,000 and other expenses of $390,000. The net proceeds resulting from the offering after deducting expenses were $25.5 million. The net proceeds have initially been invested in securities and cash and cash equivalents.
Purchase of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At December 31,
(In thousands)	2009	2008	2007	2006	2005

Total assets	$276,458	$251,000	$230,505	$212,383	$190,505
Cash and cash equivalents	40,707	4,547	9,284	8,989	4,554
Securities available-for-sale	23,585	30,509	22,967	21,440	27,695
Securities held-to-maturity	—	5	14	25	63
Investments, at cost	2,899	2,899	4,746	6,076	7,235
Loans receivable, net	191,404	196,520	178,603	157,013	138,570
Deposits	236,064	206,493	197,344	171,214	153,190
Securities sold under agreements to repurchase	899	912	1,151	1,681	1,421
Advances from Federal Home Loan Bank	10,324	16,310	5,532	15,630	13,600
Total equity	25,722	24,212	23,271	21,879	20,800

	For the Year Ended December 31,
(In thousands)	2009	2008	2007	2006	2005

Operating Data:
Interest income	$14,668	$15,580	$15,457	$12,775	$10,519
Interest expense	5,657	7,133	7,101	5,277	3,986

Net interest income	9,011	8,447	8,356	7,498	6,533
Provision for loan losses	1,024	761	443	704	341

Net interest income after provision for loan losses	7,987	7,686	7,913	6,794	6,192
Non-interest income	4,670	4,161	4,030	2,682	2,563
Non-interest expense	10,668	10,251	10,431	8,244	6,987

Income before income taxes	1,989	1,596	1,512	1,232	1,768
Income taxes	644	487	392	348	568

Net income	$1,345	$1,109	$1,120	$884	$1,200

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Performance Ratios (1):
Return on average assets	0.54%	0.45%	0.50%	0.44%	0.65%
Return on average equity	5.29	4.72	5.02	4.07	5.84
Interest rate spread (1)	3.67	3.51	3.79	3.79	3.60
Net interest margin (2)	3.89	3.74	4.05	4.07	3.81
Other expenses to average assets	4.28	4.18	4.64	4.13	3.77
Efficiency ratio (3)	77.98	81.30	84.22	80.98	76.81
Average interest-earning assets to average interest-bearing liabilities	109.18	107.20	107.67	109.99	109.06
Average equity to average assets	10.20	9.58	9.92	10.87	11.07

Capital Ratios:
Total capital (to risk-weighted assets)	15.3%	14.0%	14.8%	15.6%	16.8%
Tier 1 capital (to risk-weighted assets)	14.1	12.8	13.5	14.4	15.6
Tier 1 capital (to adjusted total assets)	9.1	9.4	9.8	10.3	10.9
Tangible equity (to adjusted total assets)	9.1	9.4	9.8	10.3	10.9

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.75%	1.52%	1.37%	1.58%	1.44%
Allowance for loan losses as a percent of non-performing loans	169.54	73.87	704.52	1,457.43	326.81
Net charge-offs to average outstanding loans during the period	0.36	0.12	0.29	0.13	0.14
Non-performing loans as a percent of total loans	1.03	2.08	0.20	0.11	0.45
Non-performing assets as a percent of total assets	1.01	1.76	0.17	0.11	0.48
Total non-performing assets and troubled debt restructurings as a percent of total assets	2.28	1.87	0.27	0.21	0.59

Other Data:
Number of offices	7	7	7	5	5
Number of deposit accounts	15,837	15,296	14,769	13,482	12,726
Number of loans	3,696	3,297	3,442	3,292	3,244

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.

(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.

(3)	Represents other expenses divided by the sum of net interest income and other income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Operating Strategy
Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality. Most of our senior management team has been in place for the past ten years. We have implemented a plan to diversify our product offerings by expanding our commercial deposit and lending products, expanding our branch network into nearby communities, and emphasizing high asset quality standards. Our operating strategy includes the following:
•	remaining a community-oriented financial institution;
•	continuing our historical focus on residential mortgage lending;
•	expanding our commercial real estate and multi-family lending activities;
•	emphasizing lower cost core deposits to maintain low funding costs; and
•	expanding our market share within our primary market area.
Overview
Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), fees from the sale of mortgage loans originated for sale in the secondary market, and commissions on sales of securities and investment products. We also recognize income from the sale of securities.
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Expenses. The non-interest expense we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, federal deposit insurance premiums and assessments, data processing expenses and other miscellaneous expenses. Our non-interest expenses are likely to increase as a result of expenses of shareholder communications and meetings, stock exchange listing fees, and expenses related to additional public company accounting services.
Critical Accounting Policies
We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 4 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.
Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See note 14 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.
Deferred Compensation and Executive Benefit Plans. We have several deferred compensation arrangements for key executive officers and directors as well as certain executive benefit plans. Each plan has unique characteristics management must consider when recording the related liabilities and expenses at each reporting date of the consolidated financial statements and during the reporting period. The related liabilities are considered accounting estimates and are subject to judgments and assumptions by management which affect the recorded amounts of liabilities and expenses recorded during the period as well as disclosure of contingent liabilities. Actual results could differ from those estimates. See notes 12 and 13 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.
Balance Sheet Analysis
Assets. At December 31, 2009, our total assets were $276.5 million, an increase of $25.5 million from December 31, 2008. The increase during the year ended December 31, 2009 was primarily the result of a $36.2 million increase in cash and cash equivalents due to funds on deposit in connection with stock subscription orders. Investment securities and interest bearing deposits in banks, net loans, net premises and equipment and accrued interest receivable decreased $7.5 million, $5.1 million, $548,000 and $162,000 respectively, while cash surrender of life insurance, foreclosed real estate and other assets increased $222,000, $549,000 and $1.9 million, respectively.
Loans. Our primary lending activity is the origination of loans secured by real estate. We originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans.
Residential mortgage loans and residential construction loans totaled $79.6 million, or 40.8%, and $5.5 million, or 2.8% of the total loan portfolio, at December 31, 2009, respectively. At December 31, 2008, these loans totaled $75.3 million, or 37.6%, and $13.1 million, or 6.5% of the total loan portfolio, respectively. The decrease in residential construction loans was primarily a result of completion of construction projects and loans being re-categorized to permanent financing.
Commercial real estate loans, including non-residential, multi-family, land and construction loans on these types of properties, comprised $70.6 million, or 36.1% of the total loan portfolio, at December 31, 2009. At December 31, 2008, these loans totaled $69.7 million, or 34.8% of the total loan portfolio. The increase was primarily due to an increase in land and land development loans. During the year ended December 31, 2009, non-residential and non-residential construction loans decreased $3.0 million, while multi-family real estate loans increased $129,000 and land and land development loans increased $3.8 million. The primary reason for the increase in land and land development loans was the granting of additional loans to a borrower on a subdivision we foreclosed on in Ooltewah, Tennessee in June 2009 and subsequent financing for a portion of an additional section of a residential development in Ooltewah, Tennessee. In 2008, the original subdivision loan was categorized as non-residential construction, but was reclassified as land and land development upon origination of the new financing since both developments are now completed and in the selling phase.

Commercial business loans decreased to $12.0 million, or 6.2% of the total loan portfolio, and consumer loans increased to $27.6 million, or 14.2% of the total loan portfolio at December 31, 2009 as compared to $14.6 million, or 7.3% of the total loan portfolio, and $27.5 million, or 13.8% of the total loan portfolio, respectively, at December 31, 2008. The decrease in commercial business loans was primarily due to a payoff being received on two loans totaling $908,000, where the two separate companies sold the businesses, with the remaining decrease due to smaller principal payoffs and lower market activity due to current economic conditions. The increase in consumer loans was primarily due to additional principal funded on home equity lines of credit.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential one- to four-family	$79,573	40.75%	$75,297	37.62%	$71,629	39.38%	$65,586	40.89%	$63,663	45.04%
Non-residential	37,905	19.41	32,295	16.14	33,710	18.53	30,699	19.14	28,760	20.35
Multi-family	14,625	7.49	11,255	5.62	6,841	3.76	3,925	2.45	2,905	2.05
Residential construction	5,489	2.81	13,059	6.52	10,296	5.66	8,262	5.15	6,290	4.45
Multi-family construction	624	0.32	3,865	1.93	1,252	0.69	—	—	571	0.40
Non-residential construction	2,709	1.39	11,390	5.69	8,011	4.40	6,077	3.79	2,270	1.61
Land	14,690	7.52	10,893	5.44	12,095	6.65	8,559	5.34	7,079	5.01

Total	155,615	79.69	158,054	78.96	143,834	79.07	123,108	76.76	111,538	78.91

Commercial business	12,001	6.15	14,565	7.28	9,940	5.46	14,027	8.75	7,488	5.30

Consumer:
Home equity loans and lines of credit	16,552	8.48	14,671	7.33	13,130	7.22	10,227	6.38	9,418	6.66
Auto loans	4,725	2.42	4,905	2.45	5,133	2.82	4,710	2.94	5,315	3.76
Loans secured by deposits	1,367	0.70	1,546	0.77	2,331	1.28	1,203	0.75	1,125	0.79
Consumer finance loans	1,970	1.01	2,600	1.30	3,367	1.85	3,505	2.19	3,260	2.31
Other	3,023	1.55	3,815	1.91	4,179	2.30	3,593	2.23	3,209	2.27

Total	27,637	14.16	27,537	13.76	28,140	15.47	23,238	14.49	22,327	15.79

Total loans	195,253	100%	200,156	100.00%	181,914	100%	160,373	100.00%	141,353	100.00%

Less: unearned interest and fees	(271)		(361)		(544)		(588)		(534)
Less: net deferred loan origination fees	(165)		(192)		(231)		(198)		(190)
Less: allowance for loan losses	(3,413)		(3,083)		(2,536)		(2,574)		(2,059)

Loans receivable, net	$191,404		$196,520		$178,603		$157,013		$138,570

Loan Maturity
The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2009
	Residential	Non-residential			Commercial		Total
(Dollars in thousands)	Real Estate	Real Estate (1)	Construction (2)	Land	Business	Consumer	Loans
Amounts due in:
One year or less	$6,913	$15,301	$6,134	$6,360	$8,405	$5,060	$48,173
More than one year through two years	4,191	8,284	—	437	530	2,678	16,120
More than two years through three years	2,249	11,689	—	2,097	745	4,216	20,996
More than three years through five years	13,301	8,591	—	2,930	1,934	3,370	30,126
More than five years through ten years	7,406	2,414	—	525	387	2,440	13,172
More than ten years through fifteen years	6,032	3,670	—	626	—	9,546	19,874
More than fifteen years	39,481	2,581	2,688	1,715	—	327	46,792

Total	$79,573	$52,530	$8,822	$14,690	$12,001	$27,637	$195,253

(1)	Includes multi-family real estate loans.

(2)	Includes residential real estate construction loans, non-residential real estate construction loans and multi-family real estate construction loans.
Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate	$17,089	$55,571	$72,660
Non-residential real estate	19,955	17,274	37,229
Construction	—	2,688	2,688
Land	2,007	6,323	8,330
Commercial business	2,924	672	3,596
Consumer	8,370	14,207	22,577

Total	$50,345	$96,735	$147,080

Most of our adjustable rate loans contain floor rates. Some adjustable rate loan products contain floor rates equal to the initial interest rate on the loan. When market interest rates fall below the floor rate, as has occurred in recent months, loan rates do not adjust further downward. As market interest rates rise in the future, the interest rates on these loans may rise based on the contract rate (index plus the margin) exceeding the initial interest floor rate; however, contract interest rates will only increase when the index plus margin exceed the imposed floor rate.

Loan Activity
The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Total loans at beginning of period	$199,603	$181,139	$159,587

Loans originated:
Residential real estate	66,650	30,813	34,526
Non-residential real estate	12,281	10,163	7,959
Land	6,529	4,046	8,109
Construction	10,286	23,562	23,180
Commercial business	5,834	14,087	15,084
Consumer	18,782	22,650	18,807

Total loans originated	120,362	105,321	107,665

Loans purchased:
Residential real estate	—	—	1,993
Non-residential real estate	—	1,009	2,655
Construction	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Total loans purchased	—	1,009	4,648

Deduct:
Loan principal repayments	77,574	77,131	84,640
Loan sales	47,574	10,735	6,121

Total repayments and sales	125,148	87,866	90,761

Net loan activity	(4,786)	18,464	21,552

Total loans at end of period	$194,817	$199,603	$181,139

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2009, our participation interests totaled $10.8 million, most of which were secured by properties outside of our primary market area but within a 75-mile radius of it.
Securities
At December 31, 2009, our securities portfolio consisted of securities of U.S. government agencies and corporations, securities of various government-sponsored agencies and of state and municipal governments and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2009, we also held an investment in the common stock of the Federal Home Loan Bank of Cincinnati. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Cincinnati and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.
At December 31, 2009, $23.6 million of our securities portfolio was classified as available for sale. In addition, at December 31, 2009, we had $2.9 million of other investments, at cost, which consisted solely of Federal Home Loan Bank of Cincinnati common stock.
Total securities decreased by $6.9 million, or 20.7%, for the year ended December 31, 2009 primarily as a result of $4.2 million in repayments on mortgage backed securities and $8.0 million calls on agency securities partially offset by $5.0 million in purchases of agency securities. Our securities portfolio increased by $5.7 million, or 20.5%, during the year ended December 31, 2008 primarily due to purchases of U.S. Government agency securities and municipal bonds totaling $16.6 million. We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented. In addition, for all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. government agencies and corporations	$8,612	$8,603	$10,545	$10,649	$6,743	$6,676
States and political subdivisions	4,532	4,449	5,544	5,276	3,718	3,684
Mortgage-backed and related securities	10,080	10,533	14,332	14,589	12,532	12,621
Other investment securities available for sale	—	—	—	—	—	—

Total securities available for sale and held to maturity	23,224	23,585	30,421	30,514	22,993	22,981

Federal Home Loan Bank of Cincinnati common stock	2,899	2,899	2,899	2,899	2,786	2,786
Other investment securities held at cost	—	—	—	—	1,960	1,960

Total investments, at cost	2,899	2,899	2,899	2,899	4,746	4,746

Total	$26,123	$26,484	$33,320	$33,413	$27,739	$27,727

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	Year Ended
	December 31,
(In thousands)	2009	2008	2007
Mortgage-backed and related securities:
Mortgage-backed and related securities, beginning of period (1)	$14,589	$12,621	$8,501

Purchases	—	4,527	5,984
Sales	—	—	—
Repayments and prepayments	(4,203)	(2,727)	(2,035)
Increase (decrease) in net unrealized gain	148	168	171

Net increase (decrease) in mortgage-backed securities	(4,055)	1,968	4,120

Mortgage-backed and related securities, end of period (1)	10,534	$14,589	$12,621

Investment securities:
Investment securities, beginning of period (1)	15,925	$12,320	$16,254

Purchases	5,000	12,051	6,355
Sales	—	(2,160)	(3,600)
Maturities	(8,039)	(6,254)	(6,850)
Increase (decrease) in net unrealized gain	165	(32)	161

Net increase (decrease) in investment securities	(2,874)	3,605	(3,934)

Investment securities, end of period (1)	$13,051	$15,925	$12,320

(1)	At fair value.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2009. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. government agencies and corporations	$—	—	$4,579	4.97%	$2,054	5.00%	$1,970	5.11%	8,603	5.01%
States and political subdivisions	—	—	767	5.53	621	5.50	3,061	5.65	4,449	5.61
Mortgage-backed and related securities	3,361	4.65%	4,956	5.21	1,679	5.22	537	5.25	10,533	5.04
Federal Home Loan Bank of Cincinnati common stock	—	—	—	—	—	—	2,899	4.50	2,899	4.50

Total	$3,361	4.65%	$10,302	5.13%	$4,354	5.16%	$8,467	5.11%	$26,484	5.10%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2009 and December 31, 2008, the aggregate cash surrender value of these policies was $6.5 million and $6.2 million, respectively.
Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area or who have a pre-existing lending relationship with us. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Deposit accounts offered include individual and business checking accounts, money market accounts, individual NOW accounts, savings accounts and certificates of deposit. Non-interest-bearing accounts consist of free checking and commercial checking accounts.
The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
(In thousands)	2009	2008	2007
Non-interest-bearing accounts	$7,320	$7,289	$7,807
Demand and NOW accounts	72,539	38,408	35,413
Money market accounts	41,715	22,130	16,402
Passbook savings accounts	11,002	10,505	11,372
Certificates of deposit	103,488	128,161	126,350

Total	$236,064	$206,493	$197,344

Demand deposit and NOW accounts increased $34.1 million or 88.9% for the year ended December 31, 2009 and increased $3.0 million or 8.5% for the year ended December 31, 2008. The increase in demand deposit and NOW accounts at December 31, 2009 is primarily due to deposits held in trust for our stock subscription orders.
Money market accounts increased $19.6 million or 88.5% for the year ended December 31, 2009 and increased $5.7 million or 34.9% for the year ended December 31, 2008. The increase in money market accounts at December 31, 2009 is primarily due to movement of funds from certificates of deposit as a result of customers’ reluctance to lock rates on a certificate of deposit during a time of low market interest rates.
Certificates of deposit decreased by $24.7 million or 19.3% during the year ended December 31, 2009. A portion of these funds were moved to other types of interest-bearing deposits with us including money market accounts. Lower levels of market interest rates, as well as competitor pricing significantly above prevailing market rates, has contributed to the decline in certificates of deposit. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influences our willingness to match above market rates to retain these accounts.
The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2009, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$7,771
Over three through six months	5,394
Over six through twelve months	9,907
Over twelve months	17,202

Total	$40,274

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
(Dollars in thousands)	2009	2008	2007
0.00 - 1.00%	$2,157	$548	$203
1.01 - 2.00%	34,667	9,109	1,875
2.01 - 3.00%	16,806	13,122	1,763
3.01 - 4.00%	11,402	37,146	19,015
4.01 - 5.00%	20,332	41,344	45,705
5.01 - 6.00%	18,049	26,762	57,403
6.01 - 7.00%	—	55	—
7.01 - 8.00%	75	75	386

Total	$103,488	$128,161	$126,350

The following table sets forth the amount and maturities of time deposits at December 31, 2009.

	Amount Due					Percent of
		More Than	More Than			Total Time
	Less Than	One Year to	Two Years to	More Than		Deposit
(Dollars in thousands)	One Year	Two Years	Three Years	Three Years	Total	Accounts
0.00 - 1.00%	$2,157	$—	$—	$—	$2,157	2.08%
1.01 - 2.00%	30,753	2,870	1,009	35	34,667	33.50
2.01 - 3.00%	10,368	2,559	2,761	1,118	16,806	16.24
3.01 - 4.00%	4,756	2,113	446	4,087	11,402	11.02
4.01 - 5.00%	10,355	5,112	2,774	2,091	20,332	19.65
5.01 - 6.00%	5,832	5,546	6,359	312	18,049	17.44
6.01 - 7.00%	—	—	—	—	—	—
7.01 - 8.00%	—	75	—	—	75	0.07

Total	$64,221	$18,275	$13,349	$7,643	$103,488	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Beginning balance	$206,493	$197,344	$171,214
Increase (decrease) before interest credited	28,479	4,161	20,424
Interest credited	1,092	4,988	5,706
Net increase (decrease) in deposits	29,571	9,149	26,130

Ending balance	$236,064	$206,493	$197,344

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$14,422	$16,310	$15,622
Securities sold under agreements to repurchase	1,292	2,098	1,927

Average balance outstanding during period:
Federal Home Loan bank advances	$10,955	$9,690	$11,035
Securities sold under agreements to repurchase	1,052	1,400	1,692

Weighted average interest rate during period:
Federal Home Loan bank advances	3.89%	3.78%	4.13%
Securities sold under agreements to repurchase	0.76%	1.62%	2.14%

Balance outstanding at end of period:
Federal Home Loan bank advances	$10,324	$16,310	$5,532
Securities sold under agreements to repurchase	899	912	1,151

Weighted average interest rate at end of period:
Federal Home Loan bank advances	4.06%	3.25%	4.42%
Securities sold under agreements to repurchase	0.49%	0.99%	2.15%
Results of Operations for the Years Ended December 31, 2009 and 2008
Overview. Net income increased $236,000, or 21.2%, to $1.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our primary source of income during each of the years ended December 31, 2009 and 2008 was net interest income, which increased from $8.4 million at December 31, 2008 to $9.0 million at December 31, 2009. Non-interest income increased by $509,000 during the year ended December 31, 2009 while non-interest expense increased by $417,000 during fiscal 2009. Employee performance bonuses for our officers are typically expensed in the year for which they are attributable, but paid in the first quarter of the following year after full results of the operating year are known. During the year ended December 31, 2008, our compensation committee, board of directors and senior management determined that events in the general economy, and more particularly in the housing and commercial lending markets, might require us to retain additional capital. Accordingly, officer performance incentive bonuses accrued throughout the year in 2008 were reversed in the fourth quarter of 2008, which decreased non-interest expense by $263,000.
Net Interest Income. Net interest income increased by $236,000, or 21.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to the extended low interest rate environment and use of interest rate floors in many of our variable rate loans. Total interest income decreased by $913,000, or 5.9%, and loan interest income decreased by $456,000, or 3.3%, during the year ended December 31, 2009, due primarily to a reduction in market interest rates. Total interest expense decreased by $1.5 million, or 20.7%, during the year ended December 31, 2009, while average interest-bearing liabilities increased $970,000, or 0.5%, due primarily to the repricing of deposits throughout the year to lower market interest rates. Federal Home Loan Bank of Cincinnati advances at December 31, 2009 totaled $10.3 million as compared to $16.3 million at December 31, 2008 as we utilized favorable rates to fund lending.
Provision for Loan Losses. The provision for loan losses was $1.0 million for the year ended December 31, 2009 as compared to $761,000 for the year ended December 31, 2008. The increase in the provision was attributable to increases in classified assets, increases in specific reserves and increases in evaluated qualitative risk factors, primarily related to prevailing economic conditions, used to determine the overall risk inherent in our loan portfolio during the year ended December 31, 2009. In evaluating these qualitative risk factors, loans are grouped by category among residential real estate loans, non-residential real estate and land loans, commercial business loans and consumer loans in order to determine estimated loss percentages for each category. The qualitative risk factors that we consider in determining the loss percentages include current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area. The evaluation of these qualitative risk factors to the non-residential loan portfolio and the commercial business loan portfolio primarily contributed to the increase in the provision for loan losses from 2008 to 2009. The allowance for loan losses for residential real estate loans, non-residential real estate loans and commercial business loans decreased slightly from 29.39% to 28.90%, 39.61% to 37.47% and 17.69% to 17.73%, respectively of the total allowance, while consumer loans increased from 12.90% to 15.00% of the total allowance when comparing December 31, 2009 to December 31, 2008. The primary reason for the increase in the allowance attributed to consumer loans was an increase in specific reserves related to one lending relationship where the customer has filed for bankruptcy protection that has not yet been discharged; however, we anticipate and have accounted for a full loss on consumer loans in this relationship.

Average Balances and Yields
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and on investment and mortgage-backed securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34.0%.

	Year Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits at other financial institutions	$7,705	$49	0.64%	$5,125	$133	2.60%	$7,341	$357	4.87%
Loans	192,804	13,369	6.93	185,292	13,824	7.46	164,065	13,421	8.18
Investment securities	15,035	625	4.16	18,667	832	4.46	20,369	976	4.79
Mortgage-backed and related securities	11,919	615	5.16	14,382	725	5.04	9,810	473	4.82
Other interest-earning assets	3,897	10	0.26	2,662	66	2.47	4,493	230	5.12

Total interest-earning assets	231,360	14,668	6.34	226,128	15,580	6.89	206,078	15,457	7.50

Non-interest-earning assets	17,843			19,377			18,720

Total assets	$249,203			$245,505			$224,798

Liabilities and equity:
Demand and NOW accounts	$43,469	$362	0.83%	$40,821	$517	1.27%	$35,450	$527	1.49%
Money market accounts	29,456	537	1.82	20,726	541	2.61	14,304	462	3.23
Passbook savings accounts	11,190	48	0.43	11,350	82	0.72	11,851	95	0.80
Certificates of deposit	115,786	4,276	3.69	126,950	5,604	4.41	117,072	5,525	4.72

Total interest-bearing deposits	199,901	5,223	2.61	199,847	6,744	3.37	178,677	6,609	3.70

Federal Home Loan Bank advances	10,960	426	3.89	9,690	366	3.78	11,035	456	4.13
Securities sold under agreements to repurchase	1,046	8	0.76	1,400	23	1.62	1,692	36	2.14

Total interest-bearing liabilities	211,907	5,657	2.67	210,937	7,133	3.38	191,404	7,101	3.71

Non-interest-bearing deposits	8,340			7,710			8,112
Other non-interest-bearing liabilities	3,526			3,347			2,973

Total liabilities	223,773			221,994			202,489

Total equity	25,430			23,511			22,309

Total liabilities and equity	$249,203			$245,505			$224,798

Net interest income		$9,011			$8,447			$8,356

Interest rate spread			3.67			3.51			3.79
Net interest margin			3.89			3.74			4.05
Average interest-earning assets to average interest-bearing liabilities			109.18%			107.20%			107.67%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to			Compared to
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at other financial institutions	$67	$(151)	$(84)	$(108)	$(116)	$(224)
Loans receivable	560	(1,015)	(455)	1,736	(1,333)	403
Investment securities	(162)	(45)	(207)	(77)	(68)	(145)
Mortgage-backed and related securities	(124)	14	(110)	220	32	252
Other interest-earning assets	31	(87)	(56)	(93)	(70)	(163)

Total interest-earning assets	372	(1,284)	(912)	1,678	(1,555)	123

Interest expense:
Deposits	(232)	(1,289)	(1,521)	750	(615)	135
Federal Home Loan Bank advances	48	12	60	(56)	(34)	(90)
Securities sold under agreement to repurchase	(6)	(9)	(15)	(6)	(7)	(13)

Total interest-bearing liabilities	(190)	(1,286)	(1,476)	688	(656)	32

Net increase (decrease) in interest income	$562	$2	$564	$990	$(899)	$91
Non-interest Income. During the year ended December 31, 2009, total non-interest income increased $509,000, or 12.2%, as compared to the year ended December 31, 2008. The increase in non-interest income was primarily the result of income related to the sale of mortgage loans on the secondary market. The net gain on sales of mortgage loans, customer service fees related to debit card income and insufficient funds fees, non-customer service fees and increase in cash value of life insurance increased $445,000, $90,000, $21,000 and $3,000 respectively, partially offset by decreases in investment sales commission and other fees and charges of $36,000 and $14,000, respectively for the year ending December 31, 2009 as compared to the year ending December 31, 2008.
Non-interest Expense. Non-interest expense increased by $417,000, or 4.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The primary factors effecting the change were increases in Federal Deposit Insurance Corporation insurance premiums and salaries and employee benefits expense. Federal Deposit Insurance Corporation insurance premium costs increased $308,000 during the year ended December 31, 2009 due to a special assessment paid in the third quarter of 2009, increases in deposits and increases in assessment rates. Salary and employee benefits expense increased $281,000 primarily due to performance bonuses being accrued for management during 2009 where most management performance bonuses were not accrued during 2008. Data processing costs decreased $150,000 during the year ended December 31, 2009 due to renegotiation of our contract with our core processor during the fourth quarter of 2008. Occupancy and equipment expense decreased $135,000 primarily due to reductions in amortized cost of current equipment. Advertising expenses decreased by $83,000 during the year ended December 31, 2009 due to less intensive marketing efforts related to new branches opened in 2007. All other expenses increased approximately $196,000 primarily due to expenses related to property foreclosures.
Income Tax Expense. Provision for income taxes increased $157,000, or 32.2%, during the year ended December 31, 2009 primarily due to an increase in taxable income.
Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.5 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in total comprehensive income resulted from a $236,000 increase in net income and a $100,000 increase in unrealized gain on securities available for sale, net of tax.

Risk Management
Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.
Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We do not offer, and have not offered, Alt-A, sub-prime or no-documentation mortgage loans.
When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 day past due, a late notice is sent to the borrower. When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower in default. At 60 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.
Analysis of Non-performing and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans:
Residential real estate	$1,377	$688	$149	$93	$431
Non-residential real estate	410	2,882	—	—	—
Construction	0	270	144	—	—
Commercial business	36	280	—	—	—
Consumer	174	19	23	44	66

Total	1,997	4,139	316	137	497

Accruing loans past due 90 days or more:
Residential real estate	1	3	—	27	—
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	116
Consumer	15	30	43	16	17

Total	16	33	43	43	133
Total of non-accrual and 90 days or more past due loans	2,013	4,172	359	180	630

Real estate owned	779	230	—	—	235
Other non-performing assets	10	26	36	48	42

Total non-performing assets	2,802	4,428	395	228	907
Troubled debt restructurings	3,515	267	219	210	214

Troubled debt restructurings and total non-performing assets	$6,317	$4,695	$614	$438	$1,121

Total non-performing loans to total loans	1.03%	2.08%	0.20%	0.11%	0.45%
Total non-performing loans to total assets	0.73%	1.66%	0.16%	0.08%	0.33%
Total non-performing assets and troubled debt restructurings to total assets	2.28%	1.87%	0.27%	0.21%	0.59%
The decrease in non-performing loans from December 31, 2008 to December 31, 2009 was attributable to a $2.7 million non-residential real estate development loan being foreclosed and the related sum of the property securing the loan to a qualifying buyer with financing provided by Athens Federal Community Bank.
We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2009, we had $3.5 million of these modified loans, which are also referred to as troubled debt restructurings, as compared to $267,000 at December 31, 2008. The increase in troubled debt restructurings during the year ended December 31, 2009 was primarily the result of the restructuring of a $2.3 million commercial business loan secured by assets of a borrower who operates radio stations in the East Tennessee market. The loan was restructured to require interest only payments. At December 31, 2009, $454,000 of the total $3.5 million of trouble debt restructurings were not current.
Interest income that would have been recorded for the year ended December 31, 2009 and the year ended December 31, 2008, had non-accruing loans been current according to their original terms, amounted to $107,000 and $158,000, respectively. Interest income of $310,000 and $406,000 related to non-performing loans was included in interest income for the year ended December 31, 2009 and the year ended December 31, 2008, respectively.
Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.
The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2009	2008	2007
Special mention assets	$4,070	$2,299	$3,171
Substandard assets	7,732	6,514	1,122
Doubtful assets	—	—	—
Loss assets	144	34	47

Total classified assets	$11,946	$8,847	$4,340

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.
Delinquencies. The following table provides information about delinquencies (excluding non-accrual loans) in our loan portfolio at the dates indicated.

	At December 31,
	2009
	30-89 Days		90 Days or More
	Number	Principal	Number	Principal
	of	Balance	of	Balance
(Dollars n thousands)	Loans	of Loans	Loans	of Loans
Residential real estate	11	$1,085	1	$1
Non-residential real estate	1	102	—	—
Construction	—	—	—	—
Commercial business	3	12	—	—
Consumer	55	227	4	15

Total	70	$1,426	5	$16

	At December 31,
	2008				2007
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
Residential real estate	10	$537	2	$3	11	$546	—	$—
Non-residential real estate	1	176	—	—	1	7	—	—
Construction	—	—	—	—	—	—	—	—
Commercial business	2	20	—	—	1	14	—	—
Consumer	69	273	8	30	47	195	9	43

Total	82	$1,006	10	$33	60	$762	9	$43

Analysis and Determination of the Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.
General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous three years on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be no less than the industry average for that segment. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) residential real estate loans (one- to four-family); (ii) commercial real estate loans; (iii) commercial loans (secured); (iv) commercial loans (unsecured and leases); and (v) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and non-accrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies.
Specific Valuation Allowance. In accordance with Accounting Standards Codification Topic 310, “Receivables” all adversely classified loans meeting the following loan balance thresholds will be individually reviewed: (i) residential loans greater than $100,000; (ii) commercial real estate loans and land loans greater than $50,000; (iii) consumer loans greater than $25,000; and (iv) all other commercial loans. Any portion of the recorded investment in excess of the fair value of the collateral that can be identified as uncollectible will be charged off against the allowance for loan losses.
We establish a specific allowance for loan losses for 100% of the assets or portions thereof classified as loss. The amount of the loss will be the excess of the recorded investment in the loan over the fair value of collateral estimated on the date that a probable loss is identified. Lending management will use updated appraisals, National Automobile Dealers Association values, or other prudent sources for determining collateral value.
All other adversely classified loans as well as special mention and watch loans will be reviewed in accordance with Accounting Standards Codification Topic 450, “Contingencies.” Our historical loss experience in each category of loans will be utilized in determining the allowance for that group. The loss history will be based on the average actual loss sustained from the sale of real estate owned. If we have not experienced any losses in a particular category, the factor will be determined from either the loss history of a reasonably similar category or the peer group industry average. The determined loss factor in each loan category may be adjusted for qualitative factors as determined by management.
Unallocated Valuation Allowance. Our allowance for loan losses methodology also includes an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009			2008
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate (1)	$986	28.90%	52.11%	$906	29.39%	51.58%
Non-residential real estate (1)	1,279	37.47	36.18	1,221	39.61	34.89
Commercial business	605	17.73	6.16	545	17.69	7.30
Consumer	512	15.00	5.55	398	12.90	6.23

Total	3,382	99.10%	100.00%	3,070	99.59	100.00%

Unallocated	31	0.90		13	0.41

Total allowance for loan losses	$3,413	100.00%		$3,083	100.00%

	At December 31,
	2007			2006			2005
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate (1)	$989	39.00%	52.41%	$220	8.53%	52.61%	$235	11.41%	56.36%
Non-residential real estate (1)	777	30.62	34.13	504	19.58	30.83	410	19.91	29.53
Commercial business	278	10.96	5.48	1,060	41.19	8.78	223	10.83	5.32
Consumer	413	16.30	7.98	369	14.34	7.78	359	17.44	8.79

Total	2,457	96.88	100.00%	2,153	83.64	100.00%	1,227	59.59	100.00%

Unallocated	79	3.12		421	16.36		832	40.41

Total allowance for loan losses	$2,536	100.00%		$2,574	100.00%		$2,059	100.00%

(1)	Includes construction loans.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of period	$3,083	$2,536	$2,574	$2,059	$1,895

Provision for loan losses	1,024	761	443	704	341

Charge offs:
Residential real estate	60	30	20	1	45
Non-residential real estate	196	—	—	—	—
Construction	—	31	—	—	—
Commercial business	228	5	244	10	—
Consumer	274	258	265	234	213

Total charge-offs	758	324	529	245	258

Recoveries:
Residential real estate	20	2	—	—	7
Non-residential real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	1	—	—	—	—
Consumer	43	108	48	56	74

Total recoveries	64	110	48	56	81

Net charge-offs (recoveries)	694	214	481	189	177

Allowance for loan losses at end of period	$3,413	$3,083	$2,536	$2,574	$2,059

Allowance for loan losses to non-performing loans	169.54%	73.87%	704.52%	1,457.43%	326.81%
Allowance for loan losses to total loans outstanding at the end of the period	1.75%	1.52%	1.37%	1.58%	1.44%
Net charge-offs (recoveries) to average loans outstanding during the period	0.36%	0.12%	0.29%	0.13%	0.14%
Interest Rate Risk Management. Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated fixed rate one-to-four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.
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
Net Portfolio Value Analysis. We use the net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of
Basis Point (“bp”)	(Dollars in thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$40,175	$3,153	9%	13.80%	111	bp
200	39,323	2,304	6	13.49%	80
100	38,338	1,319	4	13.14%	45
0	37,019	—	—	12.69%	—
(100)	35,494	(1,525)	(4)	12.18%	(51)
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $40.7 million. Securities classified as available-for-sale, amounting to $23.6 million and interest-bearing deposits in banks of $1.3 million at December 31, 2009, provide additional sources of liquidity. In addition, at December 31, 2009, we had the ability to borrow a total of approximately $32 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2009, we had $10.3 million in Federal Home Loan Bank advances outstanding and $18.0 million in letters of credit to secure public funds deposits.
At December 31, 2009, we had $16.8 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2009 totaled $64.2 million, or 62.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations as of December 31, 2009.

		Payments due by period
		Less than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Deferred director fee arrangements	$888	$184	$478	$95	$131
Deferred compensation arrangements	758	37	68	68	585
Operating lease obligations	580	197	223	80	80
Federal Home Loan Bank advances	10,324	2,120	5,204	3,000	0

Total	$12,550	$2,538	$5,973	$3,243	$796

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and product offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.
Financing and Investing Activities
The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Investing activities:
Loan purchases	$—	$1,009	$4,648
Loan originations	120,362	105,321	107,665
Loan principal repayments	77,574	77,131	84,640
Loan sales	47,574	10,735	6,121
Proceeds from calls, maturities and principal repayments of investment securities	8,039	6,254	6,850
Proceeds from calls, maturities and principal repayments of mortgage-backed and related securities	4,203	2,727	2,035
Proceeds from sales of investment securities available- for-sale	—	2,160	3,600
Proceeds from sales of mortgage-backed and related securities available-for-sale	—	—	—
Purchases of investment securities	5,000	12,051	6,355
Purchases of mortgage-backed and related securities	—	4,527	5,984
Financing activities:
Increase (decrease) in deposits	$29,571	$9,149	$26,130
Increase (decrease) in Federal Home Loan Bank advances	(5,986)	10,778	(10,098)
Increase (decrease) in securities sold under agreements to repurchase	(12)	(239)	(530)
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business —Regulation and Supervision — Regulation of Federal Savings Associations—Capital Requirements” and note 9 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 16 of the notes to consolidated financial statements.
For the year ended December 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Impact of Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to consolidated financial statements beginning on page F-1 of this annual report.
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data presented in this prospectus have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated herein by reference to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	FINANCIAL STATEMENTS
The information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A(T).	CONTROLS AND PROCEDURES
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The board of directors of the Company and the Bank are each comprised of eight persons who are elected for terms of three (3) years, approximately one-third of whom are elected annually. At the first annual meeting of shareholders of the Company, each director will be up for election for either a one-year, two-year or three-year term so as to establish the initial classification of the board of directors. The same individuals comprise the boards of directors of the Company and the Bank.
Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2009. The starting year of service as director relates to service on the board of directors of the Bank.
Dr. James L. Carter, Jr. is a retired dentist. Age 71. Director since 1987.
Dr. Carter’s strong ties to the community, through his former dental practice and involvement in civic organizations, provides the Board with valuable insight regarding the local business and consumer environment.
Elaine M. Cathcart is a retired realtor. Age 61. Director since 1993.
Ms. Cathcart’s background provides the Board of Directors with critical experience in real estate matters, which are essential to the business of the Bank.
Jeffrey L. Cunningham serves as President and Chief Executive Officer of the Company and the Bank. Mr. Cunningham is a licensed attorney with significant experience in real estate and probate law as well as general corporate and commercial practice. Mr. Cunningham joined the Bank as Chief Operating Officer in October 1999 and became President and Chief Executive Officer in March 2000. Age 52. Director since 1992.
Mr. Cunningham’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operations of the Company and Bank. In addition, Mr. Cunningham’s legal background and experience provides the Board with unique skills needed to guide the Company and its management effectively. Mr. Cunningham’s knowledge of all aspects of the Company’s and Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.
G. Scott Hannah is the retired owner of Hiwassee Sales, Inc., a wholesale beverage distributor. Age 59. Director since 2003.
Mr. Hannah’s background offers the Board of Directors substantial small company management experience, specifically within the region in which the Bank conducts its business, and provides the Board with valuable insight regarding the local business and consumer environment. In addition, Mr. Hannah offers the Board of Directors significant business and management level experience from a setting outside of the financial services industry.
G. Timothy Howard is the President of Howard Brothers Logging, Inc., a timber products company. Age 51. Director since 2001.

Mr. Howard’s background offers the Board of Directors substantial small company management experience, specifically within the region in which the Bank conducts its business, and provides the Board with valuable insight regarding the local business and consumer environment. In addition, Mr. Howard offers the Board of Directors significant business and management level experience from a setting outside of the financial services industry.
M. Darrell Murray is a self-employed realtor and auctioneer. Age 64. Director since 1993.
Mr. Murray’s background provides the Board of Directors with critical experience in real estate matters, which are essential to the business of the Bank.
Lyn B. Thompson has worked as a self-employed certified public accountant since January 2007. From January 2005 to January 2007, Ms. Thompson served as Chief Financial Officer of Smoky Management, LLC, a cash advance company. Before that, Ms. Thompson was a Director at G.R. Rush & Company, P.C., a certified public accounting firm. Age 50. Director since 2005.
As a certified public accountant, Ms. Thompson provides the Board of Directors with experience regarding accounting and financial matters.
Larry D. Wallace serves as Chairman of the Board of Directors of the Bank and the Company. Mr. Wallace previously served as the Director of the Tennessee Bureau of Investigation for 12 years from 1992 through 2003. Upon his retirement as Director of the Tennessee Bureau of Investigation, Mr. Wallace returned home to Athens, Tennessee and presently serves Tennessee Wesleyan College as Vice President of Administration. Age 65. Director since 2006.
Mr. Wallace’s involvement with Tennessee Wesleyan College has allowed Mr. Wallace to develop strong ties to the community, providing the board with valuable insight regarding the local business and consumer environment. In addition, Mr. Wallace is also a strong advocate of the Company and the Bank through his extensive civic and community involvement.
Executive Officers
The executive officers of the Company and the Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of the Company and the Bank are:

Name	Position
Jeffrey L. Cunningham	President and Chief Executive Officer of both Athens Bancshares Corporation and Athens Federal Community Bank

Michael R. Hutsell	Treasurer and Chief Financial Officer of Athens Bancshares Corporation; and Vice President, Chief Operating Officer and Chief Financial Officer of Athens Federal Community Bank

Jay Leggett, Jr.	City President—Cleveland of Athens Federal Community Bank

Ross A. Millsaps	Vice President and Chief Credit Officer of Athens Federal Community Bank
Below is information regarding our other executive officers who are not also directors. Each individual has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2009.

Michael R. Hutsell is Treasurer and Chief Financial Officer of the Company and Vice President, Chief Operating Officer and Chief Financial Officer of the Bank. Mr. Hutsell joined the Bank in August 1998. Age 43.
Jay Leggett, Jr. has served as City President of the Bank’s Cleveland Division since March 2006. From November 2003 to March 2006, Mr. Leggett was Senior Vice President of Lending for Bradley and Hamilton Counties, Tennessee at First Citizens Bank. Age 45.
Ross A. Millsaps has served as Vice President and Chief Credit Officer of the Bank since April 2006. Before that time, Mr. Millsaps was a bank regulatory examiner with the Office of Thrift Supervision. Age 43.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended December 31, 2009, all of the Reporting Persons complied with these reporting requirements.
Code of Ethics
The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.athensfederal.com.

Corporate Governance
The Audit Committee consists of Lyn B. Thompson (Chair), James L. Carter, Jr., G. Scott Hannah and M. Darrell Murray. The Audit Committee is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors of the Company has designated Lyn B. Thompson as an audit committee financial expert under the rules of the Securities and Exchange Commission.
Board Leadership Structure and Board’s Role in Risk Oversight
The Board of Directors of the Company has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer will enhance Board independence and oversight. Moreover, the separation of the Chairman of the Board and President and Chief Executive Officer will allow the President and Chief Executive Officer to better focus on his growing responsibilities of running the Company, enhancing shareholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the board in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Larry D. Wallace serves as Chairman of the Board of the Company and Jeffrey L. Cunningham serves as President and Chief Executive Officer of the Company.
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks the Company faces, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board meets regularly with management to discuss strategy and risks facing the Company. Senior management attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The Chairman of the Board and independent members of the board work together to provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Item 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company whose total compensation for the year ended December 31, 2009 exceeded $100,000. These individuals are referred to in this prospectus as “named executive officers.”

				All Other
Name and Principal Position	Year	Salary (1)	Bonus	Compensation (2)	Total
Jeffrey L. Cunningham	2009	$256,810	$50,393	$196,405	$503,608
President & Chief Executive Officer	2008	249,854	—	139,325	389,179

Michael R. Hutsell	2009	152,938	68,275	19,073	240,286
Vice President, Chief Operating Officer and Chief Financial Officer	2008	144,200	—	18,693	162,893

Jay Leggett, Jr.	2009	125,166	42,000	36,770	203,936
City President—Cleveland	2008	116,699	40,845	35,501	193,045

(1)	For Mr. Cunningham, includes $18,000 received in board fees during the year ended December 31, 2009.

(2)	Details of the amounts disclosed in the “All Other Compensation” column for the fiscal year ended December 31, 2009 are provided in the table below:

	Mr. Cunningham		Mr. Hutsell		Mr. Leggett
Employer contributions to 401(k) plan	$22,050		$14,470		$14,994
Supplemental executive retirement plan	105,224		—		—
Deferred compensation credit	46,383	(a)	—		—
Perquisites	22,748	(b)	4,603	(c)	21,776	(d)

Total	$196,405		$19,073		$36,770

(a)	Represents a non-cash credit by the Bank to a deferred compensation account for the benefit of Mr. Cunningham.

(b)	Includes an automobile allowance of $15,666 and $7,082 for country club dues and employer paid insurance premiums.

(c)	Did not exceed $10,000.

(d)	Includes an automobile allowance of $13,534 and $8,242 for country club dues and employer paid insurance premiums.
Employment Agreements
The Bank has entered into an employment agreement with Jeffrey L. Cunningham. The agreement, which became effective on January 1, 2008, provides for a three-year term, subject to annual renewal by the Bank’s board of directors for an additional year beyond the then-current expiration date. On January 1, 2009, the board of directors renewed the agreement for an additional year, effectively extending its term until December 31, 2011.
Under the agreement Mr. Cunningham was paid an annual base salary of $238,809 for fiscal 2009 and was eligible for additional cash compensation upon satisfaction of certain performance based goals relating to the Bank’s annual net after-tax income. Pursuant to the agreement, the Bank will also make an annual contribution to a deferred compensation account equal to 20% of Mr. Cunningham’s annual base compensation. Mr. Cunningham’s interest in the deferred compensation vests at the rate of 1/3 on the date of credit and 1/3 on each of the next two anniversaries of the date of credit if (i) Mr. Cunningham’s employment terminates during the year due to good reason (as such term is defined in the agreement), death or disability or (ii) upon the satisfaction of certain performance based goals relating to the Bank’s net after-tax income and regulatory examination ratings. In addition to cash compensation, Mr. Cunningham is also eligible to participate in all standard benefit programs sponsored by us, including family health insurance coverage.
Under the agreement, if Mr. Cunningham’s employment is terminated by us for just cause, as such term is defined in the agreement, Mr. Cunningham will not be entitled to receive any compensation for any period after his termination date. Alternatively, if Mr. Cunningham’s employment is terminated by the Bank without just cause, Mr. Cunningham will generally be entitled to the following benefits: (i) his annual base salary for the remaining term of the agreement, plus an additional year of base salary, and (ii) either (a) a lump sum cash payment equal to the present value of his continued participation in our benefit programs through the expiration of the agreement or (b) continued participation in such benefit programs.

Under the agreement, if Mr. Cunningham voluntarily terminates his employment with us upon 90 days’ written notice, he will be entitled to receive his compensation and any vested benefits (including any vested deferred compensation benefits) up to the date of his termination. However, if Mr. Cunningham voluntarily terminates his employment with the Bank for an event that constitutes good reason, as such term is defined in the agreement, and the Bank fails to remedy such event within the time frame set forth in the agreement, Mr. Cunningham will be entitled to receive benefits as if he had been terminated by the Bank without just cause.
If Mr. Cunningham’s employment is terminated due to death, the Bank will provide Mr. Cunningham’s beneficiary with the compensation due to Mr. Cunningham through the expiration date of his employment agreement. If Mr. Cunningham’s employment is terminated due to disability, as such term is defined in the agreement, the agreement provides that Mr. Cunningham will be entitled to compensation and benefits for (i) any period before the establishment of such disability during which Mr. Cunningham is unable to work due to the physical or mental infirmity (ii) any period of disability before his termination of employment; and (iii) for the remaining term of the agreement.
Life Insurance Benefits. We have entered into group carve-out plans with Messrs. Cunningham and Hutsell pursuant to which the proceeds of certain insurance policies are divided upon the death of the executives. Under the plans, if Messrs. Cunningham or Hutsell dies prior to termination of employment, his beneficiary will receive a benefit equal to three times the executive’s annual salary less $50,000, up to a maximum benefit of $450,000. The executives’ participation in the plans terminates at the time the executive terminates employment (other than on account of death or following a change in control).
Nonqualified Deferred Compensation
Current Supplemental Executive Retirement Plan. In 2006, we entered into a separate supplemental executive retirement agreement with Mr. Cunningham. Under the agreement, we will provide Mr. Cunningham with an annual benefit (payable in monthly installments) of $160,000 for 20 years, if Mr. Cunningham separates from service with the Bank after attaining age 58. If we terminate Mr. Cunningham’s service before age 58 for reasons other than cause or disability, Mr. Cunningham will receive a reduced annual benefit (based on the amount we have accrued toward the normal retirement benefit) for 20 years, payable commencing at the time Mr. Cunningham turns age 58. If Mr. Cunningham voluntarily terminates his service with us before age 58, he will receive the vested portion of the account value (determined based on the amount we have accrued toward the normal retirement benefit) for 20 years, payable commencing at the time Mr. Cunningham turns age 58. Under the plan, Mr. Cunningham currently vests at the rate of 8.93% per year and was 37.50% vested as of December 31, 2009. If Mr. Cunningham separates from service with us before attaining age 58 as a result of having become disabled, he will receive an annual benefit equal to 100% of the account value for 20 years, commencing at the time he separates from service. If Mr. Cunningham dies while in active service with the Bank, his beneficiary will receive the normal retirement benefit that otherwise would have been paid to him for 20 years. If Mr. Cunningham dies after separating from service with us, his beneficiary will receive or continue to receive the benefit to which Mr. Cunningham was otherwise entitled. In connection with the conversion, we anticipate amending and restating the supplemental retirement agreement and adding a change in control provision under which Mr. Cunningham would be entitled to the normal retirement benefit if he separates from service for any reason, other than for cause, following a change in control. The change in control benefit would be payable at the later of his separation from service or his normal retirement age (age 58) under the agreement.
Potential Post-Termination Benefits
Death. Under the employment with Mr. Cunningham, if Mr. Cunningham dies during the term of the agreement, we will pay his estate the compensation that would have been due to him through the expiration date of the term of the agreement. Upon his death, Mr. Cunningham will also vest in the deferred compensation account established for him under the employment agreement. Under group carve-out plans we have entered into with Messrs. Cunningham and Hutsell, if Messrs. Cunningham or Hutsell dies while employed, his beneficiary will receive a benefit equal to three times the executive’s annual salary less $50,000, up to a maximum benefit of $450,000. If Mr. Cunningham dies while in active service, we will pay his beneficiary the normal retirement benefit under the Supplemental Executive Retirement Plan Agreement that otherwise would have been paid to him for 20 years. If Mr. Cunningham dies after separating from service, his beneficiary will receive or continue to receive the benefit to which Mr. Cunningham was otherwise entitled under the supplemental agreement.
Disability. Under the employment agreement with Mr. Cunningham, if we terminate Mr. Cunningham’s employment due to disability, we will pay Mr. Cunningham the compensation and benefits due under the agreement for (i) any period prior to the establishment of the disability during which he is unable to work due to the physical or mental infirmity (ii) any period of disability prior to his termination of employment; and (iii) for the remaining term of the agreement. Upon his termination of employment due to disability, Mr. Cunningham will also vest in the deferred compensation account established for him under the employment agreement. If Mr. Cunningham separates from service with us before attaining age 58 as a result of having become disabled, he will receive an annual benefit under the Supplemental Executive Retirement Plan Agreement equal to 100% of the account value for 20 years, commencing at the time he separates from service.
Just Cause. Mr. Cunningham does not have the right to receive any payments or benefits under his employment agreement if we terminate his employment for “Just Cause.” The term “Just Cause” is defined in the employment agreement as the Executive’s personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform duties stated herein, willful violation of any law, rule or regulation (other than traffic violations or similar non-criminal offenses) or final cease-and-desist order, or material breach of any provision of the employment agreement. Mr. Cunningham will forfeit all benefits under the Supplemental Executive Retirement Plan Agreement if his employment is terminated for Just Cause.
Without Just Cause or with Good Reason. If we terminate Mr. Cunningham’s employment without “Just Cause” or if Mr. Cunningham terminates employment with “Good Reason,” we will provide him with the following payments and benefits: (i) his annual base salary for the remaining term of the agreement, plus an additional year of base salary, and (ii) either (a) a lump sum cash payment equal to the present value of his continued participation in our benefit programs through the expiration of the agreement or (b) continued participation in the benefit programs; provided that the total value of the payments may not exceed three years’ total compensation. The employment agreement defines “Good Reason” as any of the following events, which Mr. Cunningham does not provide his written consent: (i) a material diminution in Mr. Cunningham’s base compensation; (ii) a material diminution in the his authority, duties, or responsibilities; (iii) a material diminution in the authority, duties, or responsibilities of the supervisor (or’ supervisory committee) to whom Mr. Cunningham is required to report, including a requirement that Mr. Cunningham report to a corporate officer or employee instead of reporting directly to the board of directors of the Bank; (iv) a material diminution in the budget over which Mr. Cunningham retains authority; (v) a material change in the geographic location at which Mr. Cunningham must perform the services he is required to perform under his employment agreement; or (vi) any other action or inaction that constitutes a material breach by us of Mr. Cunningham’s employment agreement, Supplemental Executive Retirement Plan Agreement, or any other agreements related or ancillary to the benefits provided under employment agreement.
Voluntary Resignation. Under the employment agreement, if Mr. Cunningham voluntarily terminates employment with us upon 90 days’ written notice, we will provide him with the compensation due him through the date of his termination. Mr. Cunningham is also entitled to the vested portion of the deferred compensation account established for him under the employment agreement. Under the Supplemental Executive Retirement Plan Agreement with Mr. Cunningham, we will provide Mr. Cunningham with an annual benefit of $160,000 for 20 years, if Mr. Cunningham terminates employment with us after attaining age 58. If Mr. Cunningham voluntarily terminates his service with us before age 58, he will receive the vested portion of the account value (determined based on the amount we have accrued toward the normal retirement benefit) for 20 years, payable commencing at the time Mr. Cunningham turns age 58. Under the Supplemental Executive Retirement Plan Agreement, Mr. Cunningham currently vests at the rate of 8.93% per year and was 37.50% vested as of December 31, 2009.

Director Compensation
The following table provides the compensation received by individuals who served as non-employee directors of the Bank during the 2009 fiscal year.

	Fees Earned or
	Paid in Cash	Total
Dr. James L. Carter, Jr.	$18,000	$18,000
Elaine M. Cathcart	18,000	18,000
G. Scott Hannah	20,000	20,000
G. Timothy Howard	18,900	18,900
M. Darrell Murray	18,000	18,000
Lyn B. Thompson	22,000	22,000
Larry D. Wallace	21,500	21,500
Cash Retainer and Meeting Fees For Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our directors for their service on the board of directors of the Bank and the Company during the fiscal year ending December 31, 2010

Board of Directors of Athens Federal Community Bank:
Monthly Retainer	$1,500
Additional Monthly Retainer for Chairman of the Board	500
Additional Monthly Retainer for Audit Committee Chairperson	1,000
Additional Monthly Retainer for Compensation Committee Chairperson	500

Board of Directors of Athens Bancshares Corporation:
Monthly Retainer	$400
Director’s Deferred Compensation Agreement. The Bank has entered into a director’s deferred compensation agreement with James L. Carter, Jr. Under the terms of the agreement, Dr. Carter may defer the receipt of meeting and other board fees until the date he retires from the board of directors. Pursuant to the agreement, within 90 days after his retirement as a director, Dr. Carter may elect to receive any deferred compensation, together with accumulated interest, in either a single lump sum or in equal monthly installments distributable over a period of 60 to 180 months. If Dr. Carter elects to receive his deferred compensation amounts in monthly installments, the Bank will credit the monthly payments with an interest rate equal to the highest rate allowed to be credited on savings or certificate accounts as of December 31 of the succeeding calendar year after Dr. Carter’s election. Furthermore, if Dr. Carter experiences financial hardship, as such term is defined in the agreement, he may apply to the Bank for the distribution of all or any part of his deferred compensation account. If Dr. Carter dies before the commencement of benefit payments under the agreement, the agreement provides that benefits will be payable to Dr. Carter’s beneficiary, together with accumulated interest thereon, in either a single lump sum or in equal monthly installments distributable over a period of 60 to 180 months. Dr. Carter does not currently defer fees under the agreement. At December 31, 2009, the balance of Dr. Carter’s deferred compensation account totaled $383,000.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners
The following table provides information as of March 19, 2010 about the persons, other than directors and executive officers, known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

			Percent
	Number of		of Common Stock
Name and Address	Shares Owned		Outstanding (1)

Athens Federal Community Bank	222,180	(2)	8.00%
Employee Stock Ownership Plan
106 Washington Avenue
Athens, Tennessee 37303

Sandler O’Neill Asset Management, LLC	210,000	(3)	7.56%
SOAM Holdings, LLC
Malta Partners, L.P.
Malta Hedge Fund, L.P.
Malta Hedge Fund II, L.P.
Malta Offshore, Ltd.
Terry Maltese
780 Third Avenue, 5th Floor
New York, New York 10017

(1)	Based on 2,777,250 shares of the Company’s common stock outstanding and entitled to vote as of March 19, 2010.

(2)	As of March 19, 2010, no shares have been allocated to participants’ ESOP accounts.

(3)	Based on a Schedule 13D filed with the Securities and Exchange Commission on January 22, 2010.

Ownership of Management
The following table provides information about the shares of Company common stock that may be considered to be owned by each director or nominee for director of the Company, by the executive officers and by all directors, nominees for director and executive officers of the Company as a group as of March 19, 2010. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

			Percent of
	Number of		Common Stock
Name	Shares Owned (1)		Outstanding (2)
Directors:
Dr. James. L. Carter, Jr.	39,844	(3)	1.43%
Elaine M. Cathcart	50,000	(4)	1.80
Jeffrey L. Cunningham	30,000		1.08
G. Scott Hannah	33,000	(5)	1.19
G. Timothy Howard	7,500		*
M. Darrell Murray	37,200	(6)	1.34
Lyn B. Thompson	35,000	(7)	1.26
Larry D. Wallace	5,000		*

Executive Officers Who Are Not Directors:
Michael R. Hutsell	20,337	(8)	*
Jay Leggett, Jr.	29,522		1.06
Ross A. Millsaps	10,297		*

All Directors and Executive Officers as a Group (11) persons	296,281		10.72%

*	Represents less than 1% of the Company’s outstanding shares.

(1)
Includes shares held under the Athens Federal Community Bank 401(k) Plan through a unitized Employer Stock Fund as follows: Mr. Cunningham — 30,000 units; Mr. Hutsell — 20,087 units; Mr. Leggett — 13,322 units; and Mr. Millsaps — 10,297 units.

(2)	Based on 2,777,250 shares of the Company’s common stock outstanding and entitled to vote as of March 19, 2010.

(3)
Includes 10,000 shares held by IRA, 20,000 shares held by Dr. Carter’s spouse, 1,294 shares held by his spouse’s IRA, 8,000 shares held jointly by his spouse and son and 550 shares held by Dr. Carter’s spouse as custodian for their grandson.

(4)	Includes 5,500 shares held by IRA, 13,400 shares held by Ms. Cathcart’s spouse and 6,600 shares held by her spouse’s IRA.

(5)	Includes 20,885 shares held by IRA and 12,115 shares held by Mr. Hannah’s spouse’s IRA.

(6)	Includes 25,000 shares held by IRA and 12,200 shares held by Mr. Murray’s spouse’s IRA.

(7)	Includes 10,000 shares held by IRA and 25,000 shares held by Ms. Thompson’s spouse’s IRA.

(8)	Includes 150 shares held as custodian for Mr. Hutsell’s niece and 100 shares held as custodian for his nephew.
Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
Securities Authorized for Issuance Under Compensation
None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.
The Bank currently maintains a preferred rate employee loan program that is available to all employees of the Bank and its subsidiaries and does not give preference to any executive officer over any other employee. Non-employee directors of the Bank are not eligible to participate in the preferred rate employee loan program. Pursuant to the terms of the program, consumer loan rates are generally based on the Bank’s most recent cost of funds, which is determined on a monthly basis by the Bank’s Vice President, Chief Operating Officer and Chief Financial Officer. In addition, under the terms of the program, real estate loans are generally offered at the prevailing loan rate less 1.0%, with the exception of certain adjustable rate loans, which will generally remain at the prevailing rate during the discounted or locked period and then be adjusted to 1.0% less than the prevailing margin. With respect to real estate loans, origination fees are waived on both in-house and secondary market loans and employee loan closing costs are equal to those fees imposed upon third parties. Home equity lines of credit are also offered to employees at a rate equal to the Wall Street Journal prime rate index minus 0.50%. The minimum and maximum rate for employee home equity loans is 6.5% and 21.0%, respectively, and all annual fees are waived for employees.
The preferred rate employee loan program is made available to employees at the completion of 90 days of employment and all loan funds must be used by employees for personal purposes only. In addition, the program does not extend to members of an employee’s family and loan benefits may not be used to fund an employee’s outside business activities. Reduced employee loan margins only apply to employees who meet the Bank’s normal underwriting criteria and employee loans made pursuant to the program are subject to credit approval and normal underwriting standards. If an employee’s employment with the Bank is terminated, rates made available under the preferred employee loan program will increase to the terms of the loan contained in the initial disclosure. At December 31, 2009, none of our named executive officers had any outstanding loans under the preferred rate employee loan program. However, at that date, Ross A. Millsaps, our Vice President and Chief Credit Officer, had an outstanding home equity line of credit with an available credit line of $50,000 and an outstanding construction loan for construction of a new primary residence with a total commitment of $525,000 under the preferred rate employee loan program. At December 31, 2009, the outstanding balances of Mr. Millsaps’ home equity line of credit and construction loan were approximately $48,000 and $447,000, respectively. These loans, which were originated on February 2, 2007 and November 5, 2008, respectively, were accruing interest at rates of 2.75% and 5.00% per annum, respectively, at December 31, 2009. Since the respective date of origination of each loan, Mr. Millsaps has made total interest payments of approximately $6,000 with respect to the home equity line of credit and $14,000 with respect to the construction loan.
Pursuant to the Company’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (1) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company. See “Item 1. Business — Regulation and Supervision — Regulation of Federal Savings Associations — Transactions with Related Parties.”
The aggregate outstanding balance of loans extended by the Bank to its executive officers and directors and related parties was $1.2 million at December 31, 2009. These loans were performing according to their original terms at December 31, 2009. In addition, these loans were made in the ordinary course of business, on substantially the same terms, including interest rates except for those made in accordance with employee benefits program discussed above and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features when made.
Other Transactions. Since January 1, 2009, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.
Director Independence
All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Jeffrey L. Cunningham, who serves as President and Chief Executive Officer of the Company and the Bank. In determining the independence of directors, the board of directors considered the various deposit, loan and other relationships that each director has with the Bank, including loans and lines of credit made to Directors Howard and Thompson, in addition to the transactions disclosed under this Item 13, but determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as a director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed to the Company by Hazlett, Lewis & Bieter, PLLC for the fiscal years ended December 31, 2009 and 2008.

	2009	2008

Audit fees (1)	$241,325	$72,922
Audit related fees (2)	62,123	59,783
Tax fees (3)	20,833	10,900
All other fees	—	—

(1)
Includes fees for the audit of the consolidated financial statements and review of the interim financial information contained in the quarterly reports on Form 10-Q and other regulatory reporting. In addition, this category includes fees for services associated with SEC registration statements or other documents filed in connection with securities offerings including comfort letters, consents and assistance with the review of documents filed with the SEC.

(2)
Includes fees for attestation and related services traditionally performed by the auditor including attestation services not required by statute or regulation, consultations concerning financial accounting and reporting standards and due diligence related to mergers or acquisitions.

(3)
Includes fees for tax compliance services including preparation of original and amended federal and state income tax returns, preparation of personal property tax returns and tax payment and planning advice.

Pre-Approval of Services by the Independent Registered Public Accounting Firm
The Company’s Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.
Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.
During the year ended December 31, 2009, all of the audit related fees, tax fees and all other fees set forth above were approved by the Audit Committee.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)
3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)
4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)
10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (3)
10.2	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (3)
10.3	Director’s Deferred Compensation Agreement between Athens Federal Community Bank and Dr. James L. Carter, Jr. * (3)
10.4	Athens Federal Community Bank Amended Group Term Carve Out Plan for Jeffrey L. Cunningham* (3)
10.5	Athens Federal Community Bank Amended Group Term Carve Out Plan for Michael R. Hutsell* (3)
21.0	Subsidiaries
23.0	Consent of Hazlett, Lewis & Bieter, PLLC
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

(3)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Athens Federal Community Bank
Athens, Tennessee
We have audited the accompanying consolidated balance sheets of Athens Federal Community Bank and subsidiaries (Bank) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athens Federal Community Bank and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ HAZLETT, LEWIS & BIETER, PLLC
Chattanooga, Tennessee
March 26, 2010

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks	$34,307,334	$4,547,478
Federal funds sold	6,400,000	—

Total cash and cash equivalents	40,707,334	4,547,478
Interest-bearing deposits in banks	1,279,000	1,881,000
Securities available for sale	23,584,627	30,509,092
Securities held to maturity (fair value approximates $61 and $4,961 at December 31, 2009 and December 31, 2008, respectively)	61	4,961
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $3,412,963 and $3,082,602 at December 31, 2009 and December 31, 2008, respectively	191,403,719	196,519,657
Premises and equipment, net	4,794,831	5,343,364
Accrued interest receivable	988,232	1,150,013
Cash surrender value of bank owned life insurance	6,468,054	6,245,790
Foreclosed real estate	779,642	230,491
Other assets	3,553,898	1,669,426

Total assets	$276,458,198	$251,000,072

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$7,320,547	$7,288,603
Interest-bearing	228,743,341	199,204,715

Total deposits	236,063,888	206,493,318

Accrued interest payable	263,006	418,181
Securities sold under agreements to repurchase	899,421	911,658
Federal Home Loan Bank advances	10,324,189	16,310,272
Accrued expenses and other liabilities	3,185,558	2,654,746

Total liabilities	250,736,062	226,788,175

COMMITMENTS AND CONTINGENCIES

EQUITY

Accumulated other comprehensive income	223,215	58,054
Retained earnings	25,498,921	24,153,843

Total equity	25,722,136	24,211,897

Total liabilities and equity	$276,458,198	$251,000,072

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009 and 2008

	2009	2008

Interest and dividend income:
Loans, including fees	$13,368,827	$13,824,469
Dividends	142,465	153,062
Securities and interest-bearing deposits in other banks	1,156,578	1,602,878

Total interest income	14,667,870	15,580,409

Interest expense:
Deposits	5,223,431	6,744,227
Federal funds purchased and securities sold under agreements to repurchase	8,176	22,720
Federal Home Loan Bank advances	425,805	366,061

Total interest expense	5,657,412	7,133,008

Net interest income	9,010,458	8,447,401

Provision for loan losses	1,023,540	760,803

Net interest income after provision for loan losses	7,986,918	7,686,598

Noninterest income:
Customer service fees	1,712,016	1,621,943
Other charges and fees	1,762,052	1,775,629
Investment sales commissions	252,394	288,865
Increase in cash surrender value of life insurance	258,767	256,153
Other noninterest income	684,890	218,252

Total noninterest income	4,670,119	4,160,842

Noninterest expenses:
Salaries and employee benefits	5,919,339	5,638,138
Occupancy and equipment	1,478,239	1,613,481
Federal deposit insurance premiums	391,155	82,630
Data processing	592,511	742,967
Advertising	144,140	227,293
Other operating expenses	2,142,315	1,946,271

Total noninterest expenses	10,667,699	10,250,780

Income before income taxes	1,989,338	1,596,660
Income taxes	644,260	487,253

Net income	$1,345,078	$1,109,407

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2009 and 2008

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive
	Income	Earnings	Income	Total
Balance, December 31, 2007		$23,277,556	$(7,039)	$23,270,517

Cumulative effect of change in accounting principle		(233,120)	—	(233,120)

Comprehensive income:
Net income	$1,109,407	1,109,407	—	1,109,407
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $39,890	65,093	—	65,093	65,093

Total comprehensive income	$1,174,500

Balance, December 31, 2008		24,153,843	58,054	24,211,897

Comprehensive income:
Net income	$1,345,078	1,345,078	—	1,345,078
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $101,233	165,161	—	165,161	165,161

Total comprehensive income	$1,510,239

Balance, December 31, 2009		$25,498,921	$223,215	$25,722,136

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,345,078	$1,109,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	654,230	763,939
Amortization of securities and other assets	199,334	255,855
Provision for loan losses	1,023,540	760,803
Deferred income taxes	(236,293)	(192,559)
Other gains and losses, net	15,257	(10,296)
Federal Home Loan Bank stock dividends	—	(112,800)
Net change in:
Cash surrender value of life insurance	(222,264)	(225,587)
Loans held for sale	(381,250)	(83,011)
Accrued interest receivable	161,781	95,711
Accrued interest payable	(155,175)	(36,269)
Prepaid FDIC assessment	(1,063,792)	—
Other assets and liabilities	(293,270)	(206,194)

Net cash provided by operating activities	1,047,176	2,118,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in banks	602,000	(1,881,000)
Securities available for sale:
Purchases	(5,148,500)	(16,687,862)
Maturities, prepayments and calls	12,278,487	8,941,411
Sales	—	212,632
Securities held to maturity:
Principal repayments received	4,900	9,486
Loan originations and principal collections, net	875,969	(18,855,847)
Purchases of premises and equipment	(105,697)	(251,262)
Proceeds from sales of premises and equipment	—	8,597
Proceeds from sale of foreclosed real estate	3,033,271	—
Redemption of investments, at cost	—	1,960,000

Net cash provided by (used in) investing activities	11,540,430	(26,543,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,570,570	9,149,229
Net decrease in securities sold under agreements to repurchase	(12,237)	(239,314)
Proceeds from Federal Home Loan Bank advances	7,150,000	44,530,000
Repayment of Federal Home Loan Bank advances	(13,136,083)	(33,752,001)

Net cash provided by financing activities	23,572,250	19,687,914

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,159,856	(4,736,932)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,547,478	9,284,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,707,334	$4,547,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$5,812,587	$7,169,277
Income taxes paid	1,023,136	531,854

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$3,597,679	$230,491

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Athens Federal Community Bank (Bank) and subsidiaries conform with United States generally accepted accounting principles (GAAP) and practices within the banking industry. During 2009 the Financial Accounting Standards Board (FASB) adopted the FASB Accounting Standards Codification (ASC) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.

The policies that materially affect financial position and results of operations are summarized as follows:

Principles of consolidation

The consolidated financial statements of Athens Federal Community Bank and subsidiaries include the Bank and its wholly-owned subsidiaries: Southland Finance, Inc. (Southland) and Ti-Serv, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations

The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment of securities, and the fair value of financial instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, money market mutual funds and federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Interest-bearing deposits in banks

Interest-bearing deposits in banks have a maturity of one year or less and are carried at cost.

Securities

Debt securities are classified as held to maturity when the Bank has the intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Prior to a change in accounting guidance on April 1, 2009, in determining whether other-than-temporary impairment existed, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of individual securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Effective April 1, 2009, the Bank adopted new accounting guidance related to other-than-temporary impairment of securities. The new guidance amended the criteria for recognizing other-than-temporary impairments of debt securities and expanded the disclosure requirements for impairment losses on debt and equity securities. The new guidance specifies that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. The credit loss component is the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections. For debt securities that management has no intent to sell and believes that it more likely than not will be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is included in accumulated other comprehensive income.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage and commercial real estate loans located primarily in the East Tennessee area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Loans (Continued)

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan origination fees and costs, and unearned interest and fees.

Loan fees, net of estimated initial direct cost relating to initiating and closing mortgage loans, have been deferred and are being amortized into interest income over the remaining contractual lives of the loans as an adjustment of yield using the level yield method.

Unearned interest on consumer finance loans is recognized as income over the terms of the loans using a declining balance method. Interest on other loans is calculated using the simple interest method on the principal outstanding.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Allowance for loan losses (Continued)

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Significant group concentrations of credit risk

Most of the Bank’s activities are with customers located in East Tennessee. The types of securities that the Bank invests in are included in Note 3. The types of lending the Bank engages in are included in Note 4. The Bank does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 28.61 percent of the loan portfolio at December 31, 2009, and 29.38 percent of the loan portfolio at December 31, 2008.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Servicing

Generally, servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.

The Bank has not recorded any servicing assets or liabilities in accordance with ASC Topic 860, Transfers and Servicing, because the benefits received for servicing approximate the costs incurred by the Bank for its servicing responsibilities.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed real estate

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and equipment

Land is carried at cost. Other premises and equipment are stated at cost less accumulated depreciation. Depreciation, computed using a combination of accelerated and straight-line methods, is based on estimated useful lives of three to forty years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) of Cincinnati, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Cash surrender value of bank owned life insurance

The Bank maintains life insurance policies (BOLI) on certain key executives and directors to help offset the rising cost of employee benefits and to assist in the funding of deferred compensation and other employee benefits. BOLI is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2009 and 2008, the aggregate cash surrender value of these policies was $6,468,054 and $6,245,790, respectively.

Income taxes

The Bank accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense — current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Bank determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Bank’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses, deferred compensation plans and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bank files consolidated income tax returns with its subsidiaries.

The Bank recognizes deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The Bank follows the statutory requirements for its income tax accounting and generally avoids risks associated with potentially problematic tax positions that may be challenged upon examination.

Advertising costs

Advertising costs are expensed as incurred.

Variable interest entities

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Bank if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2009, the Bank was not involved with any entity that is deemed to be a VIE.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit losses on debt securities.

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase identical securities the next day.

Segment reporting

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the operations of the Bank and its subsidiaries, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Southland and Ti-Serv, Inc. for the years ended December 31, 2009 and 2008, were not significant for separate disclosure. Accordingly, the Bank’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

The Bank originates fixed-rate mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. The Bank may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. The Bank has been notified by FHLMC that four loans previously sold to them may not have qualified under their terms of purchase, and the Bank may be required to repurchase these loans in the future. At December 31, 2009 and December 31, 2008, the aggregate outstanding balance of loans subject to this recourse obligation was approximately $226,000 and $237,000, respectively. For the years ended December 31, 2009 and 2008, the Bank was not

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Transfers of financial assets (Continued)

required to repurchase any loans and realized no gains or losses. Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not significant to the consolidated financial statements.

Subsequent Events

The Bank has evaluated subsequent events for potential recognition and disclosure in the consolidated financial statements and accompanying notes included in this annual report. Upon evaluation management believes that the following meets the requirement for disclosure:

Mutual to Stock Conversion and Change in Corporate Form:

On January 6, 2010, in accordance with a Plan of Conversion by its Board of Directors as approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of Athens Bancshares Corporation (Company), a stock holding company. In connection with the conversion, the Company issued an aggregate of 2,677,250 shares of common stock at an offering price of $10.00 per share. In connection with the conversion, Athens Community Foundation was formed, to which the Company contributed 100,000 shares of common stock and $100,000 in cash. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8 percent of the sum of the common stock sold in the offering and contributed to the foundation.

Recent accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (“FSP 157-4”) (ASC Topic 820, Fair Value Measurements and Disclosures). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The provisions of FSP 157-4 became effective for the Bank’s interim period ended on June 30, 2009, and its adoption did not have a significant impact on the consolidated financial statements.

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

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Recent accounting pronouncements (Continued)

This FSP also amends ASC Topic 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 became effective for the Bank’s interim period ended on June 30, 2009 and resulted in the applicable fair value disclosures being included in interim reporting periods.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) (ASC Topic 320, Investments — Debt and Equity Securities). FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These assessments are made before assessing whether the entity will recover the cost basis of the investment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 also requires substantial additional disclosures. The provisions of FSP 115-2 and 124-2 became effective for the Bank’s interim period ended on June 30, 2009, and there was no impact from the adoption on the Bank’s financial position, results of operations or cash flows. The expanded disclosures related to FSP 115-2 and 124-2 are included in Note 3.

On June 30, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (the “Codification”) (ASC Topic 105, Generally Accepted Accounting Principles). The Codification became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission are also sources of authoritative GAAP registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Bank adopted this accounting standard in preparing its consolidated financial statements for the period ended September 30, 2009. The adoption of this accounting standard had no impact on retained earnings or on the Bank’s consolidated statements of income and condition.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 1.	Summary of Significant Accounting Policies (Continued)
Recent accounting pronouncements (Continued)

On August 18, 2009, the Securities and Exchange Commission published interpretive guidance titled Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards of Codification. In its guidance, the SEC stated that concurrent with the effective date, references in the SEC’s rules and SEC staff guidance to specific standards under GAAP should be understood to mean the corresponding reference in the Codification. The SEC also stated that the Codification does not supersede any SEC rules or regulations, is not the authoritative source for SEC rules or SEC staff guidance, and the inclusion of any SEC rules or SEC staff guidance in the Codification will not affect how such items may be updated in the future by the SEC.

ASC Topic 855, Subsequent Events, was issued in May 2009 and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Bank adopted the provisions of ASC Topic 855 during the period ended June 30, 2009. The adoption of ASC Topic 855 did not have a significant impact on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (ASC Topic 820, Measuring Liabilities at Fair Value). ASU 2009-05 amends subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim periods beginning after issuance. The Bank adopted this standard for the year ended December 31, 2009, and its adoption did not have a material impact on its consolidated financial statements.

Other than disclosures contained within these statements, the Bank has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
Note 2.	Cash and Cash Equivalents

Restrictions on cash and due from banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $350,000 and $350,000, respectively.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 3.	Securities
The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$8,612,168	$81,170	$(90,912)	$8,602,426

Mortgage-backed and related securities (1)	10,079,939	455,459	(1,912)	10,533,486

State and municipal securities	4,532,497	11,325	(95,107)	4,448,715

	$23,224,604	$547,954	$(187,931)	$23,584,627

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$61	$—	$—	$61

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$10,545,132	$117,062	$(13,529)	$10,648,665

Mortgage-backed and related securities (1)	14,326,656	328,282	(71,006)	14,583,932

State and municipal securities	5,543,675	2,349	(269,529)	5,276,495

	$30,415,463	$447,693	$(354,064)	$30,509,092

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$4,961	$—	$—	$4,961

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 3.	Securities (Continued)

The amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,375,985	5,346,561	—	—
Due five years to ten years	2,637,156	2,674,195	—	—
Due after ten years	5,131,524	5,030,385	—	—
Mortgage-backed securities	10,079,939	10,533,486	61	61

Total	$23,224,604	$23,584,627	$61	$61

Proceeds from sales of securities available for sale totaled $212,632 in 2008. There were no sales during 2009. No realized gains or losses were recognized for the years ended December 31, 2009 and 2008.

The Bank has pledged securities with carrying values of approximately $16,310,000 and $22,612,000 (which approximates market values) to secure deposits of public and private funds as of December 31, 2009 and December 31, 2008.

Securities with gross unrealized losses at December 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$5,045	$(91)	$—	$—	$5,045	$(91)

Mortgage-backed and related securities	722	(1)	299	(1)	1,021	(2)

State and municipal securities	3,263	(26)	874	(69)	4,137	(95)

	$9,030	$(118)	$1,173	$(70)	$10,203	$(188)

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 3.	Securities (Continued)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,759	$(14)	$—	$—	$1,759	$(14)

Mortgage-backed and related securities	1,958	(14)	1,393	(57)	3,351	(71)

State and municipal securities	3,344	(151)	618	(119)	3,962	(270)

	$7,061	$(179)	$2,011	$(176)	$9,072	$(355)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment — Debt and Equity Securities.

At December 31, 2009, the 22 securities with unrealized losses had depreciated 1.84 percent from the Bank’s amortized cost basis. At December 31, 2008, the 25 securities with unrealized losses had depreciated 3.76 percent from the Bank’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Bank’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the investments before the recovery of its amortized cost bases. In making this determination, management has considered its cash flow and liquidity requirements, capital requirements, economic factors, and contractual or regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2009, are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2009 are warranted.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 4.	Loans and Allowance for Loan Losses
The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.
At December 31, 2009 and December 31, 2008, the Bank’s loans consist of the following:

	2009	2008

Mortgage loans on real estate:
Residential 1-4 family	$79,572,745	$75,296,542
Residential multifamily (5 or more units)	14,624,421	11,255,113
Commercial	37,905,281	32,294,514
Construction and development	23,512,087	39,207,695
Equity lines of credit	16,552,356	14,670,665

	172,166,890	172,724,529

Commercial loans	12,001,374	14,564,990

Consumer loans	11,084,816	12,865,843

Total loans	195,253,080	200,155,362

Less: Allowance for loan losses	(3,412,963)	(3,082,602)
Unearned interest and fees	(271,072)	(360,646)
Net deferred loan origination fees	(165,326)	(192,457)

Loans, net	$191,403,719	$196,519,657

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008

Balance, beginning of year	$3,082,602	$2,536,097

Provision for loan losses	1,023,540	760,803
Loans charged-off	(758,193)	(323,747)
Recoveries of loans previously charged-off	65,014	109,449

Balance, end of year	$3,412,963	$3,082,602

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 4.	Loans and Allowance for Loan Losses (Continued)
The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2009	2008

Impaired loans without a valuation allowance	$2,090,046	$1,227,695
Impaired loans with a valuation allowance	5,735,999	5,320,770

Total impaired loans	$7,826,045	$6,548,465

Valuation allowance related to impaired loans	$1,037,069	$926,770

Total non-accrual loans	$1,996,455	$4,139,467

Total loans past-due ninety days or more and still accruing	$15,644	$33,712

	Years Ended December 31,
	2009	2008

Average investment in impaired loans	$4,480,879	$3,653,844

Interest income recognized on impaired loans	$310,000	$406,000

Interest income recognized on a cash basis on impaired loans	$310,000	$406,000

Note 5.	Premises and Equipment

A summary of the Bank’s premises and equipment is as follows:

	December 31,
	2009	2008

Land	$1,060,880	$1,060,880
Buildings	5,181,517	5,171,389
Leasehold improvements	88,987	88,987
Equipment	4,585,384	4,515,404
Automobiles	22,494	22,494

	10,939,262	10,859,154
Less accumulated depreciation	(6,144,431)	(5,515,790)

	$4,794,831	$5,343,364

Depreciation expense amounted to $654,230 and $763,939 for the years ended December 31, 2009 and 2008, respectively.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more were $40,273,857 and $56,444,040 at December 31, 2009 and 2008.

Deposit accounts are federally insured up to $250,000 per depositor through December 31, 2013. On January 1, 2014, the FDIC insurance limit will return to $100,000 per depositor for all deposit categories except for IRA and certain retirement accounts, which will remain at $250,000 per depositor.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$64,220,792
2011	18,399,795
2012	13,348,816
2013	6,190,433
2014	1,327,743

$103,487,579

Deposit interest expense for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Demand deposit and NOW accounts	$361,611	$517,724
Money market accounts	537,376	540,757
Savings accounts	48,266	81,950
IRA accounts	1,339,559	1,563,692
Certificates of deposit	2,936,619	4,040,104

	$5,223,431	$6,744,227

Note 7.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase averaged approximately $1,046,000 and $1,400,000 for the years ended December 31, 2009 and 2008, respectively.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 8.	Federal Home Loan Bank Advances

The schedule of advances from the Federal Home Loan Bank (FHLB) at December 31, 2009 and 2008, are as follows:

	Interest	Final
Date of Advance	Rate	Maturity Date	2009	2008
September 6, 2002	3.93%	October 1, 2012	$324,189	$430,272
November 30, 2006	4.39%	November 30, 2011	5,000,000	5,000,000
February 5, 2008	2.85%	February 5, 2010	2,000,000	2,000,000
July 11, 2008	4.37%	July 11, 2013	1,500,000	1,500,000
July 31, 2008	4.28%	September 6, 2013	1,500,000	1,500,000
November 28, 2008	0.99%	February 26, 2009	—	3,000,000
December 23, 2008	0.54%	March 23, 2009	—	2,655,000
December 29, 2008	0.54%	March 27, 2009	—	225,000

			$10,324,189	$16,310,272

Pursuant to collateral agreements with the FHLB, the advances and letters of credit described below are secured by the Bank’s FHLB stock and qualifying first mortgage loans, totaling approximately $33,745,000 and $41,037,000 as of December 31, 2009 and 2008, respectively.

The Bank also has a Standby Letter of Credit for Public Unit Deposit Collateralization Line with the FHLB which provides an alternative for the Bank instead of pledging securities to public depositors up to a maximum credit line of approximately $18,000,000. This line of credit is also secured by the same collateral described above. The FHLB issues irrevocable letters of credit on behalf of the Bank to certain public entities which are depositors of the Bank. Letters of credit outstanding as of December 31, 2009 and 2008, were $14,350,000 and $14,200,000, respectively.

At December 31, 2009, the scheduled maturities of the FHLB advances are as follows:

2010	$2,119,719
2011	5,115,118
2012	89,352
2013	3,000,000
2014	—

$10,324,189

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 9.	Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and December 31, 2008, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2009, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

The Bank’s actual capital amounts and ratios are presented in the following table. Dollar amounts are presented in thousands.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk-weighted assets)	$27,223	15.33%	$14,202	8.00%	$17,753	10.00%
Tier I capital (to risk-weighted assets)	25,002	14.08%	N/A	N/A	10,652	6.00%
Tier I capital (to adjusted total assets)	25,002	9.07%	11,020	4.00%	13,776	5.00%
Tangible capital (to adjusted total assets)	25,002	9.07%	4,133	1.50%	N/A	N/A

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 9.	Minimum Regulatory Capital Requirements (Continued)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk-weighted assets)	$25,757	14.01%	$14,709	8.00%	18,386	10.00%
Tier I capital (to risk-weighted assets)	23,518	12.79%	N/A	N/A	11,031	6.00%
Tier I capital (to adjusted total assets)	23,518	9.40%	10,152	4.00%	12,514	5.00%
Tangible capital (to adjusted total assets)	23,518	9.40%	3,754	1.50%	N/A	N/A
Below is a reconciliation of GAAP and regulatory capital amounts (in thousands):

	December 31,
	2009	2008
Total equity per the financial statements	$25,722	$24,212
Other intangible assets	(497)	(636)
Unrealized gains on available for sale securities	(223)	(58)

Tier I capital	25,002	23,518

Allowance for loan losses — allowable portion	2,221	2,239

Total risk-based capital	$27,223	$25,757

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 10.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$555,084	$428,589
Deferred compensation	637,177	597,600
Executive benefit plan	159,746	172,252
Other	114,901	74,832

	1,466,908	1,273,273

Deferred tax liabilities:
FHLB stock dividends	375,510	375,510
Depreciable assets	214,657	168,447
Other	507,136	494,777

	1,097,303	1,038,734

Net deferred tax assets	$369,605	$234,539

The provision for income taxes charged to income for the years ended December 31, 2009 and 2008, consists of the following:

	Years Ended
	December 31,
	2009	2008

Current tax expense	$880,553	$679,812
Deferred benefit	(236,293)	(192,559)

Provisions for income taxes	$644,260	$487,253

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 10.	Income Taxes (Continued)

The income tax provision is less than the expected tax provision computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	Years Ended December 31,
	2009	%	2008	%

Expected tax at statutory rates	$676,400	34.00%	$542,900	34.00%
Tax-exempt earnings on life insurance policies	(99,100)	(4.98)	(98,100)	(6.14)
Tax-exempt interest	(82,650)	(4.15)	(75,650)	(4.74)
State income taxes, net of federal income tax benefit	85,350	4.29	68,500	4.29
Other	64,260	3.23	49,603	3.11

Provision for income taxes	$644,260	32.39%	$487,253	30.52%

Note 11.	Employee Benefit Plan

The Bank has adopted a 401(k) plan covering substantially all employees. Employees are allowed to contribute up to 75% of earnings and, in addition, the Bank will match a portion of the employees’ contributions. The expenses incurred by the Bank for the plan totaled $305,935 and $312,568 for the years ended December 31, 2009 and 2008, respectively.

Note 12.	Deferred Compensation

The Bank has established deferred compensation plans for the benefit of its board of directors. Under the plans, any director electing to defer directors’ fees will be entitled to receive the accumulated benefits, including interest earned, over a period of five to fifteen years following retirement. The Bank recognizes the liability for these benefits over the service period. As of December 31, 2009 and December 31, 2008, the liability for these benefits was $888,142 and $926,608, respectively. The expenses incurred by the Bank for these plans totaled $21,991 and $39,376 for the years ended December 31, 2009 and 2008, respectively. The Bank, utilizing bank owned life insurance, has insured the lives of certain directors who participate in the deferred compensation plans to assist in the funding of the deferred compensation liability. The Bank is the owner and beneficiary of the insurance policies.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 13.	Executive Benefit Plans

The Bank has adopted a noncontributory executive salary continuation agreement and an executive salary continuation plan for its former president. The following is a summary of the plans’ funded status:

	December 31,
	2009	2008

Projected benefit obligation at beginning of period	$449,863	$473,004
Service cost and net periodic benefit cost	26,996	27,331
Payments to former president	(59,659)	(50,472)

Net benefit liability at end of period	$417,200	$449,863

The weighted-average discount rate used in determining the present value of the benefit liability is 6%.

Also, the Bank has an employment agreement with its president and chief executive officer for post-retirement compensation and other related benefits. As of December 31, 2009 and December 31, 2008, the net present value liability of these benefits was approximately $341,000 and $168,000, respectively. The expenses incurred by the Bank for these executive benefits totaled $172,592 and $130,067 for the years ended December 31, 2009 and 2008, respectively.

Note 14.	Fair Value Disclosures

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 14.	Fair Value Disclosures (Continued)

ASC Topic 820 also establishes a three-tier fair value which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash, cash equivalents, and interest-bearing deposits in banks:

The carrying amounts of cash, cash equivalents, and interest-bearing deposits in banks approximate fair values based on the short-term nature of the assets.

Securities:

Fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.

Federal Home Loan Bank stock, at cost:

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 14.	Fair Value Disclosures (Continued)
Loans: (continued)

established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Bank records the impaired loan as nonrecurring Level 2. The Bank records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

Cash surrender value of bank owned life insurance:

The carrying amounts of cash surrender value of bank owned life insurance approximate their fair value. The carrying amount is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Bank reflects these assets within Level 2 of the valuation hierarchy.

Foreclosed real estate:

Foreclosed real estate consisting of properties obtained through foreclosure or in satisfaction of loans is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 2 of the valuation hierarchy.

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

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 14.	Fair Value Disclosures (Continued)
Securities sold under agreements to repurchase:

The estimated fair value of these liabilities, which are extremely short term, approximates their carrying value.

Federal Home Loan Bank advances:

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Accrued interest:

The carrying amounts of accrued interest approximate fair value.

Commitments to extend credit, letters of credit and lines of credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$8,602,426	$—	$8,602,426	$—
Mortgage-backed securities	10,533,486	—	10,533,486	—
State and municipal securities	4,448,715	—	4,448,715	—

Total securities available for sale	$23,584,627	$—	$23,584,627	$—

Cash surrender value of bank owned life insurance	$6,468,054	$—	$6,468,054	$—

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 14.	Fair Value Disclosures (Continued)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$30,509,092	$—	$30,509,092	$—

Cash surrender value of bank owned life insurance	$6,245,790	$—	$6,245,790	$—

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,698,930	$—	$4,687,430	$11,500
Foreclosed real estate	779,642	—	779,642	—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,394,000	$—	$4,209,000	$185,000
Foreclosed real estate	230,491	—	230,491	—

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 14.	Fair Value Disclosures (Continued)
The carrying amount and estimated fair value of the Bank’s financial instruments at December 31, 2009 and 2008, are as follows (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$40,707	$40,707	$4,547	$4,547
Interest-bearing deposits in banks	1,279	1,279	1,881	1,881
Securities	23,585	23,585	30,514	30,514
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	191,404	193,362	196,520	198,575
Cash surrender value of bank owned life insurance	6,468	6,468	6,246	6,246
Accrued interest receivable	988	988	1,150	1,150

Financial liabilities:
Deposits	236,064	242,097	206,493	214,439
Securities sold under agreements to repurchase	899	899	912	912
Federal Home Loan Bank advances	10,324	10,553	16,310	16,883
Accrued interest payable	263	263	418	418

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—
Note 15.	Related Party Transactions

In the ordinary course of business, the Bank grants loans to principal officers and directors and their affiliates. The Bank is prohibited from making loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer over any other employee. All Bank employees are provided a reduction in their interest rate of approximately 1.00%. Other than a reduced interest rate, the loans are made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Directors do not participate in this benefit program. Loans to directors are substantially on the same rates and terms offered to the general public. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 15.	Related Party Transactions (Continued)
Activity for the years ended December 31, 2009 and 2008, consisted of the following:

	2009	2008

Beginning balance	$1,066,209	$1,499,158
New loans	2,106,042	1,230,730
Repayments	(1,993,121)	(1,663,679)

Ending balance	$1,179,130	$1,066,209

The Bank held related party deposits of $5,337,406 and $5,099,187 at December 31, 2009 and 2008, respectively.

Note 16.	Financial Instruments With Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recorded in the accompanying consolidated balance sheets. Such financial instruments are recorded when they are funded.

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

At December 31, 2009 and 2008, commitments under standby letters of credit were approximately $2,571,000, $3,200,000, respectively. Undisbursed loan commitments aggregated approximately $14,248,000 and $22,869,000 at December 31, 2009 and 2008, respectively. Approximately $479,000 of the $14,248,000 and $4,357,000 of the $22,869,000 undisbursed loan commitments at December 31, 2009 and December 31, 2008, respectively, represented fixed rate loan commitments for which the interest rates committed ranged from 3.98% to 21.00% at December 31, 2009 and 4.97% to 21.00% at December 31, 2008.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 16.	Financial Instruments With Off-Balance Sheet Risk (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees during any of the periods presented. The Bank has not incurred any losses on its commitments for the years ended December 31, 2009 and 2008.

ATHENS FEDERAL COMMUNITY BANK AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Note 17. Quarterly Data (Unaudited)

	Years Ended December 31,
	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$3,547,950	$3,608,877	$3,719,076	$3,791,967	$3,888,192	$3,856,054	$3,876,649	$3,959,514
Interest expense	1,286,428	1,367,696	1,450,273	1,553,015	1,713,945	1,743,768	1,779,670	1,895,625

Net interest income	2,261,522	2,241,181	2,268,803	2,238,952	2,174,247	2,112,286	2,096,979	2,063,889

Provision for loan losses	477,537	428,270	48,059	69,674	151,972	321,795	214,429	72,607

Net interest income after provision for loan losses	1,783,985	1,812,911	2,220,744	2,169,278	2,022,275	1,790,491	1,882,550	1,991,282

Noninterest income	1,104,898	1,076,823	1,271,053	1,217,345	959,636	1,017,491	1,109,492	1,074,223
Noninterest expenses	2,648,619	2,629,979	2,790,488	2,598,613	2,172,044	2,637,117	2,692,372	2,749,247

Income before income taxes	240,264	259,755	701,309	788,010	809,867	170,865	299,670	316,258
Income taxes	186,451	52,119	118,425	287,265	309,674	24,611	78,368	74,600

Net income	$53,813	$207,636	$582,884	$500,745	$500,193	$146,254	$221,302	$241,658

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENS BANCSHARES CORPORATION
Date: March 29, 2010	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey L. Cunningham	President, Chief Executive Officer and Director	March 29, 2010
Jeffrey L. Cunningham	(principal executive officer)

/s/ Michael R. Hutsell	Treasurer and Chief Financial Officer	March 29, 2010
Michael R. Hutsell	(principal accounting and financial officer)

/s/ Dr. James L. Carter, Jr.	Director	March 29, 2010
Dr. James L. Carter, Jr.

/s/ Elaine M. Cathcart	Director	March 29, 2010
Elaine M. Cathcart

/s/ G. Scott Hannah	Director	March 29, 2010
G. Scott Hannah

/s/ G. Timothy Howard	Director	March 29, 2010
G. Timothy Howard

/s/ M. Darrell Murray	Director	March 29, 2010
M. Darrell Murray

/s/ Lyn B. Thompson	Director	March 29, 2010
Lyn B. Thompson

/s/ Larry D. Wallace	Director	March 29, 2010
Larry D. Wallace