Form 10-Q
period 2010-03-31
Athens Bancshares Corp
filed 2010-05-17
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-34534
ATHENS BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	27-0920126

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

106 Washington Avenue, Athens, Tennessee	37303

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2010, the number of shares of common stock outstanding was 2,777,250.

ATHENS BANCSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$21,874,559	$34,307,334
Federal funds sold	6,400,000	6,400,000

Total cash and cash equivalents	28,274,559	40,707,334

Interest-bearing deposits in banks	1,279,000	1,279,000
Securities available for sale	31,927,742	23,584,627
Securities held to maturity (fair value approximates $53 and $61 at March 31, 2010 and December 31, 2009, respectively)	50	61
Investments, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $3,003,329 and $3,412,963 at March 31, 2010 and December 31, 2009, respectively	194,534,101	191,403,719
Premises and equipment, net	4,756,052	4,794,831
Accrued interest receivable	1,078,370	988,232
Cash surrender value of bank owned life insurance	6,521,057	6,468,054
Foreclosed real estate	1,236,292	779,642
Other assets	2,832,609	3,553,898

Total assets	$275,338,632	$276,458,198

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$9,157,553	$7,320,547
Interest-bearing	203,786,788	228,743,341

Total deposits	212,944,341	236,063,888

Accrued interest payable	261,917	263,006
Securities sold under agreements to repurchase	1,182,563	899,421
Federal Home Loan Bank advances	8,297,012	10,324,189
Accrued expenses and other liabilities	2,940,006	3,185,558

Total liabilities	225,625,839	250,736,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 50,000,000; issued and outstanding 2,777,250 shares at March 31, 2010	27,773	—
Additional paid-in capital	26,479,427	—
Retained earnings	25,092,976	25,498,921
Unearned ESOP shares	(2,221,800)	—
Accumulated other comprehensive income	334,417	223,215

Total stockholders’ equity	49,712,793	25,722,136

Total liabilities and stockholders’ equity	$275,338,632	$276,458,198

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Interest and dividend income:
Loans, including fees	$3,238,929	$3,410,390
Dividends	32,880	32,790
Securities and interest-bearing deposits in other banks	284,560	348,788

Total interest income	3,556,369	3,791,968

Interest expense:
Deposits	1,059,298	1,443,160
Fed funds purchased and securities sold under agreements to repurchase	1,536	2,436
Federal Home Loan Bank advances	94,746	107,419

Total interest expense	1,155,580	1,553,015

Net interest income	2,400,789	2,238,953

Provision for loan losses	209,776	69,674

Net interest income after provision for loan losses	2,191,013	2,169,279

Noninterest income:
Customer service fees	397,770	370,841
Other charges and fees	334,305	474,967
Investment sales commissions	66,431	43,505
Increase in cash surrender value of life insurance	63,438	62,886
Other noninterest income	82,117	265,146

Total noninterest income	944,061	1,217,345

Noninterest expenses:
Salaries and employee benefits	1,527,559	1,508,519
Occupancy and equipment	336,891	369,200
Federal deposit insurance premiums	96,386	39,000
Data processing	159,732	153,818
Advertising	38,479	41,974
Other operating expenses	1,691,944	486,103

Total noninterest expenses	3,850,991	2,598,614

Net (loss) income before income taxes	(715,917)	788,010

Income tax (benefit) expense	(309,972)	287,265

Net (loss) income	$(405,945)	$500,745

Earnings (Loss) per common share
Basic	$(0.15)	N/A
Diluted	$(0.15)	N/A
The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2010
(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Comprehensive	Common	Paid-In	Retained	ESOP	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Shares	Income	Total

Balance, December 31, 2009		$—	$—	$25,498,921	$—	$223,215	$25,722,136

Comprehensive loss:
Net loss	$(405,945)	—	—	(405,945)	—	—	(405,945)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $68,157	111,202	—	—	—	—	111,202	111,202

Total comprehensive loss	$(294,743)

Issuance of common stock		27,773	26,479,427	—	(2,221,800)	—	24,285,400

Balance, March 31, 2010		$27,773	$26,479,427	$25,092,976	$(2,221,800)	$334,417	$49,712,793

The accompanying notes are an integral part of these consolidated financial statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(405,945)	$500,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	130,969	160,412
Amortization of securities and other assets	53,463	63,411
Provision for loan losses	209,776	69,674
Deferred income tax (benefit) expense	121,829	63,267
Other gains and losses, net	21,520	2,443
Net change in:
Cash surrender value of life insurance	(53,003)	(53,697)
Loans held for sale	(199,250)	(721,678)
Accrued interest receivable	(90,138)	125,952
Accrued interest payable	(1,089)	(54,825)
Prepaid FDIC assessment	81,612	—
Other assets and liabilities	185,147	240,836

Net cash provided by operating activities	54,891	396,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(9,335,300)	—
Maturities, prepayments and calls	1,137,073	4,613,024
Securities held to maturity:
Principal repayments received	11	1,652
Loan originations and principal collections, net	(3,973,008)	691,553
Purchases of premises and equipment	(92,190)	(61,810)
Proceeds from sale of foreclosed real estate	353,930	192,557

Net cash (used in) provided by investing activities	(11,909,484)	5,436,976

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in deposits	(23,119,547)	(332,018)
Net increase in securities sold under agreements to repurchase	283,142	208,020
Proceeds from issuance of common stock	24,285,400	—
Repayment of Federal Home Loan Bank advances	(2,027,177)	(5,231,132)

Net cash used in financing activities	(578,182)	(5,355,130)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,432,775)	478,386

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,707,334	4,547,478

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,274,559	$5,025,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,156,669	$1,607,840
Income taxes paid	69,909	376,141

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$832,100	$2,817,725

The accompanying notes are an integral part of these consolidated financial statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
Athens Bancshares Corporation (“Company”) was incorporated in September 2009 to serve as the holding company for Athens Federal Community Bank (“Bank”). On January 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company. In connection with the conversion, the Company issued an aggregate of 2,677,250 shares of common stock at an offering price of $10.00 per share. In connection with the conversion, Athens Federal Foundation was formed, to which the Company contributed 100,000 shares of common stock and $100,000 in cash. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8 percent of the sum of the number of shares of common stock sold in the offering and contributed to the foundation. Accordingly, the reported results for the quarter ended March 31, 2009 related solely to the operations of the Bank and its wholly-owned subsidiaries: Southland Finance, Inc. and Ti-Serve, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.
The Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (ASC Topic 820, Measuring Liabilities at Fair Value). ASU 2010-06 amends subtopic 820-10, Fair Value Measurements and Disclosures — Overall. ASU 2010-06 provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09 (“ASU 2010-09”), Subsequent Events (ASC Topic 855, Subsequent Events). ASU 2010-09 amends subtopic 855-10, Subsequent Events - Overall. ASU 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply GAAP retrospectively. The Company has complied with ASU 2010-09.
Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.
Earnings Per Common Share
When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had no dilutive potential common shares for the three month period ended March 31, 2010. Because the mutual to stock conversion was not completed until January 6, 2010, earnings per share data is not presented for the quarter ended March 31, 2009.
The following is a summary of the basic earnings per share for the three-month period ended March 31, 2010.

Three Months Ended
March 31, 2010

Basic
Earnings:
Net loss	$(405,945)

Shares:
Weighted average common shares outstanding	2,777,250

Net loss per common share, basic	$(.15)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities
The amortized cost and estimated market value of securities classified as available for sale and held to maturity at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$17,729,534	$136,304	$(27,098)	$17,838,740

Mortgage-backed and related securities (1)	9,126,767	474,861	(2,491)	9,599,137

State and municipal securities	4,532,059	22,277	(64,471)	4,489,865

	$31,388,360	$633,442	$(94,060)	$31,927,742

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$50	$3	$—	$53

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$8,612,168	$81,170	$(90,912)	$8,602,426

Mortgage-backed and related securities (1)	10,079,939	455,459	(1,912)	10,533,486

State and municipal securities	4,532,497	11,325	(95,107)	4,448,715

	$23,224,604	$547,954	$(187,931)	$23,584,627

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$61	$—	$—	$61

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities (Continued)
The amortized cost and estimated market value of securities at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,400,026	$3,412,802	$—	$—
Due after one year through five years	7,092,814	7,143,151	—	—
Due five years to ten years	6,636,937	6,672,395	—	—
Due after ten years	5,131,816	5,100,257	—	—
Mortgage-backed securities	9,126,767	9,599,137	50	53

Total	$31,388,360	$31,927,742	$50	$53

	December 31, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,375,985	5,346,561	—	—
Due five years to ten years	2,637,156	2,674,195	—	—
Due after ten years	5,131,524	5,030,385	—	—
Mortgage-backed securities	10,079,939	10,533,486	61	61

Total	$23,244,604	$23,584,627	$61	$61

No realized gains or losses were recognized for the three-month period ended March 31, 2010, or for the year ended December 31, 2009.
The Company has pledged securities with carrying values of approximately $15,845,000 and $16,310,000 (which approximates fair values) to secure deposits of public and private funds as of March 31, 2010 and December 31, 2009, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities (Continued)
Securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,973	$(27)	$—	$—	$1,973	$(27)

Mortgage-backed and related securities	359	(3)	34	—	393	(3)

State and municipal securities	1,090	(5)	883	(59)	1,973	(64)

	$3,422	$(35)	$917	$(59)	$4,339	$(94)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$5,045	$(91)	$—	$—	$5,045	$(91)

Mortgage-backed and related securities	722	(1)	299	(1)	1,021	(2)

State and municipal securities	3,263	(26)	874	(69)	4,137	(95)

	$9,030	$(118)	$1,173	$(70)	$10,203	$(188)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment — Debt and Equity Securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities (Continued)
At March 31, 2010, the 13 securities with unrealized losses have depreciated 2.12 percent from their amortized cost basis. At December 31, 2009, the 22 securities with unrealized losses have depreciated 1.84 percent from their amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2010 are warranted.
Note 3. Allowance for Loan Losses
A summary of transactions in the allowance for loan losses for the three months ended March 31, 2010 and year ended December 31, 2009, is as follows:

	March 31,	December 31,
	2010	2009

Balance, beginning of period	$3,412,963	$3,082,602

Provision for loan losses	209,776	1,023,540
Loans charged off	(669,458)	(758,193)
Recoveries of loans previously charged off	50,048	65,014

Balance, end of period	$3,003,329	$3,412,963

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3. Allowance for Loan Losses (Continued)
The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$1,468,617	$2,090,046
Impaired loans with a valuation allowance	6,658,396	5,735,999

Total impaired loans	$8,127,013	$7,826,045

Valuation allowance related to impaired loans	$735,701	$1,037,069

Total non-accrual loans	$984,981	$1,996,455

Total loans past-due ninety days or more and still accruing	$8,328	$15,644

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310, Receivables (“ASC 310”). For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2010	2009

Average investment in impaired loans	$7,935,560	$4,480,879

Interest income recognized on impaired loans	$100,212	$310,000

Interest income recognized on a cash basis on impaired loans	$100,212	$310,000

Note 4. Fair Value Disclosures
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures, ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
ASC Topic 820 also establishes a three-tier fair value which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:
Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
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
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
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
Loans:
For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
Loans: (Continued)
In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.
Cash surrender value of bank owned life insurance:
The carrying amounts of cash surrender value of bank owned life insurance approximate their fair value. The carrying amount is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 2 of the valuation hierarchy.
Foreclosed real estate:
Foreclosed real estate consisting of properties obtained through foreclosure or in satisfaction of loans is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance of loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 2 of the valuation hierarchy.
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
Federal Home Loan Bank advances:
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$17,838,740	$—	$17,838,740	$—
Mortgage-backed securities	9,599,137	—	9,599,137	—
State and municipal securities	4,489,865	—	4,489,865	—

Total securities available for sale	$31,927,742	$—	$31,927,742	$—

Cash surrender value of bank owned life insurance	$6,521,057	$—	$6,521,057	$—

The tables below presents information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,922,695	$—	$5,907,695	$15,000
Foreclosed real estate	1,236,292	—	1,236,292	—
The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
Fair value of financial instruments: (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$28,275	$28,275	$40,707	$40,707
Interest-bearing deposits in banks	1,279	1,279	1,279	1,279
Securities	31,928	31,928	23,585	23,585
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	194,534	196,659	191,404	193,362
Cash surrender value of bank owned life insurance	6,521	6,521	6,468	6,468
Accrued interest receivable	1,078	1,078	988	988

Financial liabilities:
Deposits	212,944	217,817	236,064	242,097
Securities sold under agreements to repurchase	1,183	1,183	899	899
Federal Home Loan Bank advances	8,297	8,527	10,324	10,553
Accrued interest payable	262	262	263	263

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

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
Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
During the three-month period ended March 31, 2010, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited consolidated financial statements and related footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Assets. Total assets decreased from $276.5 million at December 31, 2009 to $275.3 million at March 31, 2010.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $12.4 million, or 30.5% from $40.7 million at December 31, 2009 to $28.3 million at March 31, 2010 due primarily to increases in loans and securities in order to improve yield.
Loans. Net loans receivable increased $3.1 million, or 1.5% from $191.4 million at December 31, 2009 to $194.5 million at March 31, 2010, primarily as a result of the funding of a $5.7 million loan to refinance an assisted living facility in Rome, Georgia and the subsequent sale of $1.7 million of this loan to a participating lender.
Securities. Total securities increased $8.3 million, or 35.2% from $23.6 million at December 31, 2009 to $31.9 million at March 31, 2010, primarily as a result of $9.3 million in purchases of agency securities, partially offset by $1.1 million in principal repayments received during the period. The purchase of the agency securities was funded from available cash.
Deposits. Total deposits decreased $23.1 million, or 9.8% from $236.1 million at December 31, 2009 to $212.9 million at March 31, 2010. The primary reason for the decrease in deposits was the closing of the Bank’s stock conversion. Funds received for stock subscriptions were held in a segregated account at December 31, 2009 and were disbursed in January 2010.

Borrowings. Federal Home Loan Bank borrowings decreased $2.0 million, or 19.4% from $10.3 million at December 31, 2009 to $8.3 million at March 31, 2010. The decrease was due to the payoff of a $2.0 million 2-year fixed rate advance at its maturity in February 2010.
Stockholders’ Equity. Stockholders’ equity increased $24.0 million, or 93.4% from $25.7 million at December 31, 2009 to $49.7 million at March 31, 2010. The primary reason for the increase was the stock conversion, which was completed on January 6, 2010 and resulted in net offering proceeds of approximately $26.5 million. Other changes reducing this amount include the first quarter loss of ($406,000), unearned ESOP shares of ($2.2) million and a $111,000 increase in other comprehensive income related to the change in the mark to market value of the investment portfolio.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
Overview. The Company reported a net loss of ($406,000) or ($0.15) per share for the three-month period ended March 31, 2010, compared to net income of $501,000 for the Bank for the same period in 2009, primarily as a result of the funding of Athens Federal Foundation in connection with the closing of the Bank’s stock conversion.
Net Interest Income. Net interest income after provision for loan losses increased $22,000, or 1.0% for the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of a decrease in interest expense on deposits.
Total interest income decreased $236,000, or 6.2%, from $3.8 million for the three months ended March 31, 2009 to $3.6 million for the three months ended March 31, 2010. The decrease was primarily the result of a $172,000 decrease in interest income on loans and a $64,000 decrease in interest on securities and interest bearing deposits in other banks. The decreases were primarily due to the combined effect of decreases in average balances and a decrease in market interest rates.
Total interest expense decreased $397,000, or 25.56% for the three months ended March 31, 2010, primarily as a result of a $384,000 decrease in interest on deposits and a $13,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.
Provision for Loan Losses. The provision for loan losses was $210,000 for the three months ended March 31, 2010 compared to $70,000 for the same period in 2009. The primary factors that contributed to the increase in the provision for loan losses were the increase in substandard rated loans from December 31, 2009 and a decline in overall economic conditions. When evaluating current economic conditions, we consider certain qualitative risk factors such as current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.
Non-performing loans net of specific valuation allowances decreased $1.0 million from $2.0 million at December 31, 2009 to $993,000 at March 31, 2010. Non-performing residential mortgage loans, commercial mortgage loans and commercial business loans decreased $738,000, $313,000 and $16,000 respectively, while non-performing consumer loans increased $47,000. The balance of nonperforming loans, net of specific valuation allowances at March 31, 2010, includes nonaccrual loans of $985,000. There were no residential mortgage loans that were over 90 days past due but still accruing interest at March 31, 2010. The balance of nonaccrual loans, net of specific valuation allowances, at March 31, 2010 consists of $640,000 in residential mortgage loans, $97,000 in commercial mortgage loans, $20,000 in commercial business loans and $228,000 in consumer loans.
Net charge-offs were $619,000 for the three months ended March 31, 2010 compared to $377,000 for the same period in 2009. Charge-offs totaling $669,000 were recorded during the quarter ended March 31, 2010 in connection with one-to four-family residential mortgage loans ($371,000), commercial mortgage loans ($78,000), commercial business loans ($159,000) and consumer loans ($62,000).

The allowance for loan losses was $3.0 million at March 31, 2010. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date. The consistent application of management’s allowance for loan losses methodology resulted in a decrease in the level of the allowance for loan losses consistent with the decrease in non-performing loans.
Non-interest Income. Non-interest income decreased $273,000, or 22.4%, to $944,000 for the three months ended March 31, 2010 compared to $1.2 million for the same period in 2009, primarily due to decreases in income related to the origination and sale of mortgage loans in the secondary market. Fees related to the origination, sale and servicing of secondary market mortgage loans decreased $210,000, while income from TiServ and Valley Title Services, LLC decreased $117,000, primarily due to lower volume of loan originations during the quarter ended March 31, 2010 as compared to the same period in 2009. The lower volume is primarily a result of continued stable market interest rates as compared to a significant reduction in market interest rates during the 2009 period. Investment sales commissions increased $23,000, primarily due to increased sales of investment products as a result of partial recovery of investment markets. Income from debit card usage increased $31,000 primarily due to increased levels of checking accounts with debit cards in use and efforts put forth to encourage debit card usage as opposed to checks.
Non-interest Expense. Non-interest expense increased $1.3 million, or 48.2%, to $3.9 million for the 2010 period compared to $2.6 million for the same period in 2009. The primary reason for the increase in non-interest expense was the contribution of $1.1 million in stock and cash to the Athens Federal Foundation upon completion of the Bank’s mutual to stock conversion. Additional costs related to the Bank’s conversion and an increase in expenses related to real estate foreclosures also contributed to the increase in non-interest expense. Compensation and benefits expense increased $19,000. Occupancy and equipment expenses decreased $32,000 primarily due to reductions in depreciation expense. Federal Deposit Insurance Corporation premiums increased $57,000 primarily due to an increase in the level of insured deposits and increases in assessment rates. Expenses related to real estate foreclosure increased $32,000 due to the increased level of foreclosures. Audit and accounting expense increased $25,000 due to the increased reporting requirements associated with the Company’s new public company status. The accrual for ESOP loan amortization was $37,000 based on the loan amortization schedule and implementation of the ESOP benefit plan at the time of the conversion.
Income tax Expense. The Company received an income tax benefit of ($310,000) for the three month period ended March 31, 2010 as compared to an expense of $287,000 for the same period in 2009. The primary reason for the change was the tax benefit received from the contribution to the Athens Federal Foundation during 2010.
Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consists of the net income (loss) and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive loss was ($295,000) for the period ended March 31, 2010 compared to comprehensive income of $604,000 for the period ended March 31, 2009. The decrease was primarily a result of the $907,000 decrease in net income period over period.
Liquidity and Capital Resources
Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Bank regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of its asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $28.3 million. Securities classified as available-for-sale, amounting to $31.9 million and interest-bearing deposits in banks of $1.3 million at March 31, 2010, provide additional sources of liquidity. In addition, at March 31, 2010, the Bank had the ability to borrow a total of approximately $54.9 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2010, the Bank had $8.3 million in Federal Home Loan Bank advances outstanding and $14.4 million in letters of credit to secure public funds deposits.
The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $10.4 million at March 31, 2010.
Capital Management. The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.1%, 13.1% and 19.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit.
For the three months ended March 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.
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
We believe that, at March 31, 2010, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.
Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010. As of March 31, 2010, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)
3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)
4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)
10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)
10.3	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)
10.4	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)
10.5	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

(3)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION
Dated: May 14, 2010	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: May 14, 2010	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)