Form 10-Q
period 2010-06-30
Athens Bancshares Corp
filed 2010-08-13
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of August 9, 2010, the number of shares of common stock outstanding was 2,777,250.

ATHENS BANCSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31,
	2010	2009

ASSETS

Cash and due from banks	$19,763,311	$34,307,334
Federal funds sold	6,400,000	6,400,000

Total cash and cash equivalents	26,163,311	40,707,334

Interest-bearing deposits in banks	1,495,000	1,279,000
Securities available for sale	34,341,121	23,584,627
Securities held to maturity (fair value approximates $44 and $61 at June 30, 2010 and December 31, 2009, respectively)	42	61
Investments, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $3,305,172 and $3,412,963 at June 30, 2010 and December 31, 2009, respectively	198,475,808	191,403,719
Premises and equipment, net	4,824,714	4,794,831
Accrued interest receivable	1,125,289	988,232
Cash surrender value of bank owned life insurance	8,764,062	6,468,054
Foreclosed real estate	1,031,955	779,642
Other assets	2,844,346	3,553,898

Total assets	$281,964,448	$276,458,198

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$9,540,887	$7,320,547
Interest-bearing	209,486,127	228,743,341

Total deposits	219,027,014	236,063,888

Accrued interest payable	260,325	263,006
Securities sold under agreements to repurchase	900,853	899,421
Federal Home Loan Bank advances	8,269,567	10,324,189
Accrued expenses and other liabilities	3,291,610	3,185,558

Total liabilities	231,749,369	250,736,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 50,000,000; issued and outstanding 2,777,250 shares at June 30, 2010	27,773	—
Additional paid-in capital	26,479,427	—
Retained earnings	25,392,733	25,498,921
Unearned ESOP shares	(2,221,800)	—
Accumulated other comprehensive income	536,946	223,215

Total stockholders’ equity	50,215,079	25,722,136

Total liabilities and stockholders’ equity	$281,964,448	$276,458,198

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$3,283,335	$3,388,954	$6,522,264	$6,799,344
Dividends	37,307	40,660	70,187	73,450
Securities and interest-bearing deposits in other banks	308,643	289,461	593,203	638,249

Total interest income	3,629,285	3,719,075	7,185,654	7,511,043

Interest expense:
Deposits	1,052,863	1,342,910	2,112,161	2,786,070
Fed funds purchased and securities sold under agreements to repurchase	1,334	2,272	2,870	4,708
Federal Home Loan Bank advances	89,812	105,091	184,558	212,510

Total interest expense	1,144,009	1,450,273	2,299,589	3,003,288

Net interest income	2,485,276	2,268,802	4,886,065	4,507,755

Provision for loan losses	473,910	48,059	683,686	117,733

Net interest income after provision for loan losses	2,011,366	2,220,743	4,202,379	4,390,022

Noninterest income:
Customer service fees	469,180	439,294	866,950	810,135
Other charges and fees	377,774	488,715	712,079	963,682
Investment sales commissions	63,764	57,220	130,195	100,725
Increase in cash surrender value of life insurance	76,161	63,571	139,599	126,457
Other noninterest income	181,064	222,253	263,181	487,399

Total noninterest income	1,167,943	1,271,053	2,112,004	2,488,398

Noninterest expenses:
Salaries and employee benefits	1,514,466	1,406,128	3,042,025	2,914,647
Occupancy and equipment	352,013	368,295	688,904	737,495
Federal deposit insurance premiums	86,595	229,751	182,981	268,751
Data processing	161,247	146,145	320,979	299,963
Advertising	44,946	32,253	83,425	74,227
Other operating expenses	606,004	607,915	2,297,948	1,094,018

Total noninterest expenses	2,765,271	2,790,487	6,616,262	5,389,101

Income (loss) before income taxes	414,038	701,309	(301,879)	1,489,319

Income tax (benefit) expense	114,281	118,425	(195,691)	405,690

Net (loss) income	$299,757	$582,884	$(106,188)	$1,083,629

Earnings (loss) per common share
Basic	$0.11	N/A	$(0.04)	N/A
Diluted	$0.11	N/A	$(0.04)	N/A
The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2010
(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Comprehensive	Common	Paid-In	Retained	ESOP	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Shares	Income	Total

Balance, December 31, 2009		$—	$—	$25,498,921	$—	$223,215	$25,722,136

Comprehensive loss:
Net loss	$(106,188)	—	—	(106,188)	—	—	(106,188)
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $192,287	313,731	—	—	—	—	313,731	313,731

Total comprehensive income	$207,543

Issuance of common stock		27,773	26,479,427	—	(2,221,800)	—	24,285,400

Balance, June 30, 2010		$27,773	$26,479,427	$25,392,733	$(2,221,800)	$536,946	$50,215,079

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(106,188)	$1,083,629
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	265,745	325,042
Amortization of securities and other assets	139,611	114,907
Provision for loan losses	683,686	117,733
Deferred income tax expense	167,318	17,613
Other gains and losses, net	(17,182)	15,257
Net change in:
Cash surrender value of life insurance	(96,008)	(108,079)
Loans held for sale	(407,670)	(65,709)
Accrued interest receivable	(137,057)	126,345
Accrued interest payable	(2,681)	(71,049)
Prepaid FDIC assessment	145,733	—
Other assets and liabilities	272,282	169,033

Net cash provided by operating activities	907,589	1,724,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	(216,000)	900,000
Securities available for sale:
Purchases	(12,944,570)	—
Maturities, prepayments and calls	2,592,467	7,907,286
Securities held to maturity:
Principal repayments received	19	3,337
Loan originations and principal collections, net	(8,411,288)	1,162,599
Purchases of premises and equipment	(120,628)	(71,805)
Purchase of bank owned life insurance	(2,200,000)	—
Proceeds from sale of foreclosed real estate	653,052	3,033,271

Net cash (used in) provided by investing activities	(20,646,948)	12,934,688

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in deposits	(17,036,874)	(3,573,007)
Net increase in securities sold under agreements to repurchase	1,432	60,079
Proceeds from issuance of common stock	24,285,400	—
Proceeds from Federal Home Loan Bank advances	—	7,150,000
Repayment of Federal Home Loan Bank advances	(2,054,622)	(13,082,521)

Net cash provided by (used in) financing activities	5,195,336	(9,445,449)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,544,023)	5,213,961

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,707,334	4,547,478

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,163,311	$9,761,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,302,270	$3,074,337
Income taxes paid	327,327	575,911

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$1,059,878	$3,056,475

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation

Athens Bancshares Corporation (“Company”) was incorporated in September 2009 to serve as the holding company for Athens Federal Community Bank (“Bank”). On January 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company. In connection with the conversion, the Company issued an aggregate of 2,677,250 shares of common stock at an offering price of $10.00 per share. In connection with the conversion, Athens Community Foundation was formed, to which the Company contributed 100,000 shares of common stock and $100,000 in cash. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8 percent of the sum of the common stock sold in the offering and contributed to the foundation. Accordingly, the reported results for the quarter ended June 30, 2009 related solely to the operations of the Bank and its wholly-owned subsidiaries: Southland Finance, Inc. and Ti-Serve, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-18 (“ASU 2010-18”), Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (ASC Topic 310, Receivables). ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting guidance. ASU 2010-18 is effective for interim and annual reporting periods ending on or after July 15, 2010. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310, Receivables). ASU 2010-20 will improve transparency by requiring expanded disclosures about the credit quality of our loans and the related reserves against them. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies (Continued)
Earnings Per Common Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had no dilutive potential common shares for the three and six month periods ended June 30, 2010. Because the Bank’s mutual to stock conversion was not completed until January 6, 2010, per share earnings data is not presented for the three or six months ended June 30, 2009.

The following is a summary of the basic earnings per share for the three-month period ended June 30, 2010.

Three Months Ended
June 30, 2010

Basic
Earnings:
Net income	$299,757

Shares:
Weighted average common shares outstanding	2,777,250

Net income per common share, basic	$.11

The following is a summary of the basic earnings per share for the six-month period ended June 30, 2010.

Six Months Ended
June 30, 2010

Basic
Earnings:
Net loss	$(106,188)

Shares:
Weighted average common shares outstanding	2,777,250

Net loss per common share, basic	$(.04)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities
The amortized cost and estimated market value of securities classified as available for sale and held to maturity at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$20,616,568	$360,468	$—	$20,977,036

Mortgage-backed and related securities (1)	7,764,449	535,432	(415)	8,299,466

State and municipal securities	5,094,063	30,321	(59,765)	5,064,619

	$33,475,080	$926,221	$(60,180)	$34,341,121

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$42	$2	$—	$44

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$8,612,168	$81,170	$(90,912)	$8,602,426

Mortgage-backed and related securities (1)	10,079,939	455,459	(1,912)	10,533,486

State and municipal securities	4,532,497	11,325	(95,107)	4,448,715

	$23,224,604	$547,954	$(187,931)	$23,584,627

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$61	$—	$—	$61

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities (Continued)

The amortized cost and estimated market value of securities at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,371,515	$3,390,588	$—	$—
Due after one year through five years	16,007,851	16,280,904	—	—
Due five years to ten years	2,636,737	2,698,832	—	—
Due after ten years	3,694,528	3,671,331	—	—
Mortgage-backed securities	7,764,449	8,299,466	42	44

Total	$33,475,080	$34,341,121	$42	$44

	December 31, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,375,985	5,346,561	—	—
Due five years to ten years	2,637,156	2,674,195	—	—
Due after ten years	5,131,524	5,030,385	—	—
Mortgage-backed securities	10,079,939	10,533,486	61	61

Total	$23,244,604	$23,584,627	$61	$61

No realized gains or losses were recognized for the six-month period ended June 30, 2010, or for the year ended December 31, 2009.

The Bank has pledged securities with carrying values of approximately $15,606,000 and $16,310,000 (which approximates fair values) to secure deposits of public and private funds as of June 30, 2010 and December 31, 2009, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities (Continued)

Securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

State and municipal securities	$891	$(4)	$886	$(56)	$1,777	$(60)

	$891	$(4)	$886	$(56)	$1,777	$(60)

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$5,045	$(91)	$—	$—	$5,045	$(91)

Mortgage-backed and related securities	722	(1)	299	(1)	1,021	(2)

State and municipal securities	3,263	(26)	874	(69)	4,137	(95)

	$9,030	$(118)	$1,173	$(70)	$10,203	$(188)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments — Debt and Equity Securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities (Continued)

At June 30, 2010, the 11 securities with unrealized losses have depreciated 3.26 percent from the Bank’s amortized cost basis. At December 31, 2009, the 22 securities with unrealized losses have depreciated 1.84 percent from the Bank’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Bank’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Bank’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2010, are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2010 are warranted.

Note 3. Allowance for Loan Losses
A summary of transactions in the allowance for loan losses for the six months ended June 30, 2010 and year ended December 31, 2009, is as follows:

	June 30,	December 31,
	2010	2009

Balance, beginning of period	$3,412,963	$3,082,602

Provision for loan losses	683,686	1,023,540
Loans charged off	(852,548)	(758,193)
Recoveries of loans previously charged off	61,071	65,014

Balance, end of period	$3,305,172	$3,412,963

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3. Allowance for Loan Losses (Continued)
The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$1,803,647	$2,090,046

Impaired loans with a valuation allowance	8,338,752	5,735,999

Total impaired loans	$10,142,399	$7,826,045

Valuation allowance related to impaired loans	$1,136,044	$1,037,069

Total non-accrual loans	$1,201,775	$1,996,455

Total loans past-due ninety days or more and still accruing	$14,858	$15,644

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310, Receivables (“ASC 310”). For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

	Six Months	Year Ended
	Ended June 30,	December 31,
	2010	2009

Average investment in impaired loans	$8,476,818	$4,480,879

Interest income recognized on impaired loans	$251,794	$310,000

Interest income recognized on a cash basis on impaired loans	$251,794	$310,000

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
Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$20,977,036	$—	$20,977,036	$—
Mortgage-backed securities	8,299,466	—	8,299,466	—
State and municipal securities	5,064,619	—	5,064,619	—

Total securities available for sale	$34,341,121	$—	$34,341,121	$—

Cash surrender value of bank owned life insurance	$8,764,062	$—	$8,764,062	$—

The tables below presents information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,202,708	$—	$7,166,520	$36,188
Foreclosed real estate	1,031,955	—	1,031,955	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$26,163	$26,163	$40,707	$40,707
Interest-bearing deposits in banks	1,495	1,495	1,279	1,279
Securities	34,341	34,341	23,585	23,585
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	198,476	199,937	191,404	193,362
Cash surrender value of bank owned life insurance	8,764	8,764	6,468	6,468
Accrued interest receivable	1,125	1,125	988	988

Financial liabilities:
Deposits	219,027	224,103	236,064	242,097
Securities sold under agreements to repurchase	901	901	899	899
Federal Home Loan Bank advances	8,270	8,572	10,324	10,553
Accrued interest payable	260	260	263	263

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
During the three-month period ended June 30, 2010, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited consolidated financial statements and related footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Assets. Total assets increased from $276.5 million at December 31, 2009 to $282.0 million at June 30, 2010.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $14.5 million, or 35.7% from $40.7 million at December 31, 2009 to $26.2 million at June 30, 2010 due primarily to increases in loans and securities in order to improve yield.
Loans. Net loans receivable increased $7.1 million, or 3.7% from $191.4 million at December 31, 2009 to $198.5 million at June 30, 2010, primarily as a result of (1) the funding of a $5.7 million loan to refinance an assisted living facility in Rome, Georgia and the subsequent sale of $1.7 million of this loan to a participating lender and (2) the funding of a $3.5 million loan to finance the purchase of a hotel in Chattanooga, Tennessee.
Securities. Total securities increased $10.7 million, or 45.3% from $23.6 million at December 31, 2009 to $34.3 million at June 30, 2010, primarily as a result of $12.3 million in purchases of agency securities and $565,000 in purchases of municipal securities, partially offset by $2.3 million in principal repayments received during the period. The purchase of the agency securities was funded from available cash.
Cash Surrender Value of Bank Owned Life Insurance. Cash surrender value of bank owned life insurance increased $2.3 million or 35.4% primarily due to the purchase of additional bank owned life insurance on two executive officers in the amount of $2.0 million. These policies were purchased to offset costs incurred in connection with employee benefit plans.
Deposits. Total deposits decreased $17.1 million, or 7.2% from $236.1 million at December 31, 2009 to $219.0 million at June 30, 2010. The primary reasons for the decrease in deposits were the closing of the Bank’s stock conversion; and a focus on decreasing interest rates to lower deposits and decrease the Bank’s cost of funds. Funds received for stock subscriptions were held in a segregated account at December 31, 2009 and were disbursed in January 2010.

Borrowings. Federal Home Loan Bank borrowings decreased $2.0 million, or 19.4% from $10.3 million at December 31, 2009 to $8.3 million at June 30, 2010. The decrease was due to the payoff of a $2.0 million two year fixed rate advance upon its maturity in February 2010.
Stockholders’ Equity. Stockholders’ equity increased $24.5 million, or 95.3% from $25.7 million at December 31, 2009 to $50.2 million at June 30, 2010. The primary reason for the increase was the stock conversion, which was completed on January 6, 2010 and resulted in net offering proceeds of approximately $26.5 million. Other changes reducing this amount include the loss of ($106,000) for the six months ended June 30, 2010, unearned ESOP shares of ($2.2) million and a $314,000 increase in other comprehensive income related to the change in the mark to market value of the investment portfolio.
Results of Operations for the Three Months Ended June 30, 2010 and 2009
Overview. The Company reported net income of $300,000 or $0.11 per share for the three-month period ended June 30, 2010, compared to net income of $583,000 for the Bank for the same period in 2009, primarily as a result of the increase in provision for loan losses.
Net Interest Income. Net interest income after provision for loan losses decreased $209,000, or 9.4% for the three months ended June 30, 2010 compared to the same period in 2009, primarily as a result of a decrease in interest expense on deposits and an increase in provision for loan losses.
Total interest income decreased $90,000, or 2.4%, from $3.7 million for the three months ended June 30, 2009 to $3.6 million for the three months ended June 30, 2010. The decrease was primarily the result of a $106,000 decrease in interest income on loans due to a decrease in market interest rates.
Total interest expense decreased $306,000, or 21.1% for the three months ended June 30, 2010, primarily as a result of a $290,000 decrease in interest on deposits and a $16,000 decrease in interest on Federal Home Loan Bank borrowings and securities sold under agreements to repurchase. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.
Provision for Loan Losses. The provision for loan losses was $474,000 for the three months ended June 30, 2010 compared to $48,000 for the same period in 2009. The primary factors that contributed to the increase in the provision for loan losses were the increase of $1.7 million in substandard rated loans including specific loss allowances primarily related to a $1.5 million commercial development loan, and two unsecured commercial loans in the amount of $64,000 and $111,000, respectively since March 31, 2010 and a decline in overall economic conditions. When evaluating current economic conditions, we consider certain qualitative risk factors such as current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.
Non-performing loans net of specific valuation allowances increased $207,000 from $993,000 at March 31, 2010 to $1.2 million at June 30, 2010. Non-performing residential mortgage loans increased $378,000, while non-performing commercial business loans and consumer loans decreased $9,000 and $145,000, respectively. The balance of nonperforming loans, net of specific valuation allowances at June 30, 2010, includes nonaccrual loans of $1.2 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2010. The balance of nonaccrual loans, net of specific valuation allowances, at June 30, 2010 consists of $1.0 million in residential mortgage loans, $97,000 in commercial mortgage loans, $11,000 in commercial business loans and $76,000 in consumer loans.

Net charge-offs were $172,000 for the three months ended June 30, 2010 compared to $92,000 for the same period in 2009. Charge-offs totaling $183,000 were recorded during the quarter ended June 30, 2010 in connection with one-to four-family residential mortgage loans ($26,000), commercial mortgage loans ($117,000), and consumer loans ($40,000).
The allowance for loan losses was $3.3 million at June 30, 2010. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in non-performing loans.
Non-interest Income. Non-interest income decreased $103,000, or 8.1%, to $1.2 million for the three months ended June 30, 2010 compared to $1.3 million for the same period in 2009, primarily due to decreases in income related to the origination and sale of mortgage loans in the secondary market. Fees related to the origination, sale and servicing of secondary market mortgage loans decreased $128,000, while income from TiServ and Valley Title Services, LLC decreased $104,000, primarily due to lower volume of loan originations during the quarter ended June 30, 2010 as compared to the same period in 2009. The lower volume is primarily a result of continued stable market interest rates as compared to a significant reduction in market interest rates during the 2009 period. Miscellaneous income increased $94,000 primarily due to the receipt of a one-time life insurance benefit payment on a former director in the amount of $93,000. Income from debit card usage increased $33,000 primarily due to increased levels of checking accounts with debit cards in use and efforts put forth to encourage debit card usage as opposed to checks. Other loan fees decreased $3,000, net overdraft fees decreased $8,000 and cash surrender value of bank owned life insurance increased $13,000.
Non-interest Expense. Non-interest expense decreased $26,000, or 0.9%, to $2.8 million for the three months ended June 30, 2010 compared to $2.8 million for the same period in 2009. Compensation and benefits expense increased $108,000 primarily due to a one-time adjustment to Executive Defined Benefit Plan liability expense in the amount of $75,000 in the 2009 period. Occupancy and equipment expenses decreased $16,000 primarily due to reductions in depreciation expense. Federal Deposit Insurance Corporation premiums decreased $143,000 primarily due to a one-time special assessment in the amount of $109,000 accrued for during the 2009 period. Expenses related to real estate foreclosure decreased $44,000 primarily due to expenses related to a large residential development loan foreclosure during the 2009 period. Audit and accounting expense increased $16,000 due to the increased reporting requirements associated with the Company’s new public company status. Data processing expense increased $15,000 primarily due to an increase in electronic banking expense attributed to an increase in the number of debit card and ATM transactions due to efforts put forth to encourage debit card usage as opposed to checks. The accrual for ESOP loan amortization was $37,000 based on the loan amortization schedule and implementation of the ESOP at the time of the Bank’s conversion.
Income Tax Expense. The Company’s income tax expense was $114,000 for the three month period ended June 30, 2010 as compared to an expense of $118,000 for the same period in 2009.
Total Comprehensive Income. Total comprehensive income for the periods presented consists of the net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $503,000 for the period ended June 30, 2010 compared to total comprehensive income of $515,000 for the period ended June 30, 2009.
Results of Operations for the Six Months Ended June 30, 2010 and 2009
Overview. The Company reported a net loss of ($106,000) or ($0.04) per share for the six-month period ended June 30, 2010, compared to net income of $1.1 million for the Bank for the same period in 2009, primarily as a result of the funding of Athens Federal Foundation in connection with the closing of the Bank’s stock conversion and an increase in provision for loan losses.
Net Interest Income. Net interest income after provision for loan losses decreased $188,000, or 4.3% for the six months ended June 30, 2010 compared to the same period in 2009, primarily as a result of a decrease in interest expense on deposits and an increase in provisions for loan losses.

Total interest income decreased $325,000, or 4.3%, from $7.5 million for the six months ended June 30, 2009 to $7.2 million for the six months ended June 30, 2010. The decrease was primarily the result of a $277,000 decrease in interest income on loans and a $45,000 decrease in interest on securities and interest bearing deposits in other banks. The decreases were primarily due to the combined effect of decreases in average balances and a decrease in market interest rates.
Total interest expense decreased $704,000, or 23.4% for the six months ended June 30, 2010, primarily as a result of a $674,000 decrease in interest on deposits and a $30,000 decrease in interest on Federal Home Loan Bank borrowings and securities sold under agreements to repurchase. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.
Provision for Loan Losses. The provision for loan losses was $684,000 for the six months ended June 30, 2010 compared to $118,000 for the same period in 2009. The primary factors that contributed to the increase in the provision for loan losses were the increase of $5.6 million in substandard rated loans including specific loss amounts since December 31, 2009, primarily related to a commercial development loan and an unsecured commercial loan, and a decline in overall economic conditions. When evaluating current economic conditions, we consider certain qualitative risk factors such as current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.
Non-performing loans net of specific valuation allowances decreased $796,000 from $2.0 million at December 31, 2009 to $1.2 million at June 30, 2010. Non-performing residential mortgage loans, commercial mortgage loans, commercial business loans and consumer loans decreased $360,000, $313,000, $25,000 and $98,000, respectively during the six months ended June 30, 2010. The balance of nonperforming loans, net of specific valuation allowances at June 30, 2010, includes nonaccrual loans of $1.2 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2010. The balance of nonaccrual loans, net of specific valuation allowances, at June 30, 2010 consists of $1.0 million in residential mortgage loans, $97,000 in commercial mortgage loans, $11,000 in commercial business loans and $76,000 in consumer loans.
Net charge-offs were $791,000 for the six months ended June 30, 2010 compared to $469,000 for the same period in 2009. Charge-offs totaling $852,000 were recorded during the six months ended June 30, 2010 in connection with one-to four-family residential mortgage loans ($396,000), commercial mortgage loans ($195,000), commercial business loans ($159,000) and consumer loans ($102,000).
Non-interest Income. Non-interest income decreased $376,000, or 15.1%, to $2.1 million for the six months ended June 30, 2010 compared to $2.5 million for the same period in 2009, primarily due to decreases in income related to the origination and sale of mortgage loans in the secondary market. Fees related to the origination, sale and servicing of secondary market mortgage loans decreased $339,000, while income from TiServ and Valley Title Services, LLC decreased $222,000, primarily due to lower volume of loan originations during the six months ended June 30, 2010 as compared to the same period in 2009. The lower volume is primarily a result of continued stable market interest rates as compared to a significant reduction in market interest rates during the 2009 period. Miscellaneous income increased $93,000 due to the receipt of a one-time life insurance benefit payment on a former director. Investment sales commissions increased $28,000, primarily due to increased sales of investment products as a result of partial recovery of investment markets. Income from debit card usage increased $64,000 primarily due to increased levels of checking accounts with debit cards in use and efforts put forth to encourage debit card usage as opposed to checks.
Non-interest Expense. Non-interest expense increased $1.2 million, or 22.8%, to $6.6 million for the six months ended June 30, 2010 period compared to $5.4 million for the same period in 2009. The primary reason for the increase in non-interest expense was the contribution of $1.1 million in stock and cash to the Athens Federal Foundation upon completion of the Bank’s mutual to stock conversion. Additional costs related to the Bank’s conversion also contributed to the increase in non-interest expense. Compensation and benefits expense increased $127,000, primarily due to a one-time adjustment to Executive Defined Benefit Plan liability expense in the amount of $75,000 in the 2009 period. Occupancy and equipment expenses decreased $49,000 primarily due to reductions in depreciation expense. Federal Deposit Insurance Corporation premiums decreased $86,000 primarily due to a one-time special assessment in the amount of $109,000 accrued for during the 2009 period. Audit and accounting expense increased $41,000 due to the increased reporting requirements associated with the Company’s new public company status. The accrual for ESOP loan amortization was $74,000 based on the loan amortization schedule and implementation of the ESOP at the time of the Bank’s conversion.

Income Tax Expense. The Company received an income tax benefit of ($196,000) for the six month period ended June 30, 2010 as compared to an expense of $406,000 for the same period in 2009. The primary reason for the change was the tax benefit received from the $1.1 million contribution to the Athens Federal Foundation during the 2010 period.
Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consists of the net income (loss) and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $208,000 for the six months June 30, 2010 compared to total comprehensive income of $1.1 million for the six months ended June 30, 2009. The decrease was primarily a result of the $1.2 million decrease in net income period over period and the $278,000 increase in unrealized gains on securities available for sale, net of tax.
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
The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $26.2 million. Securities classified as available-for-sale and interest-bearing deposits in banks, which totaled $34.3 million and $1.5 million at June 30, 2010, respectively, provide additional sources of liquidity. In addition, at June 30, 2010, the Bank had the ability to borrow a total of approximately $55.0 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2010, the Bank had $8.3 million in Federal Home Loan Bank advances outstanding and $14.4 million in letters of credit to secure public funds deposits.
The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $10.3 million at June 30, 2010.
Capital Management. The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 12.9%, 12.9% and 19.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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
For the three months ended June 30, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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
Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of
Basis Point (“bp”)	(Dollars in thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$50,517	$3,372	7%	17.56%	127	bp
200	49,596	2,451	5	17.20%	91
100	48,623	1,478	3	16.82%	53
0	47,145	—	—	16.29%	—
(100)	45,380	(1,765)	(4)	15.68%	(61)

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
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010. Except as set forth below, as of June 30, 2010, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Recently enacted regulatory reform legislation may have a material impact on our operations.
On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)
3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)
4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)
10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)
10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)
10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)
10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

No.	Description

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)
10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

(3)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION
Dated: August 12, 2010	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: August 12, 2010	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)