Form 10-K
period 2010-12-31
Athens Bancshares Corp
filed 2011-03-18
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-34534
ATHENS BANCSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	27-0920126

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

106 Washington Avenue, Athens, Tennessee	37303

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (423) 745-1111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $27.2 million, based upon the closing price of $11.00 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of March 16, 2011 was 2,777,250.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2010 Annual Report to Stockholders and of the Proxy Statement for the 2011 Annual Meeting of Stockholders are
incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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
One-to Four-Family Residential Loans. At December 31, 2010, we had $79.4 million in one- to four-family residential loans, which represented 38.9% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area. In recent years, a significant portion of the residential mortgage loans that we have originated have been secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties. See “Item 1A. Risk Factors — Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.”
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
Non-residential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2010, non-residential real estate loans totaled $43.7 million, or 21.5% of our total loan portfolio. Our non-residential real estate loans are generally secured by small to moderately-sized office and retail properties, churches and hotels located both in and out of our primary market area. With respect to non-residential real estate loans, we typically require that either the borrower or the property securing the loan be located in our primary market area.
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
At December 31, 2010, our largest non-residential real estate loan had an outstanding balance of $3.5 million. This loan was originated in June 2010 as a refinance of a hotel located in Chattanooga, Tennessee. The loan is performing in accordance with its original terms as of December 31, 2010.
Construction Loans. We originate construction loans for one-to four-family homes and, to a much lesser extent, commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2010, residential and non-residential construction loans totaled $5.2 million, which represented 2.5% of our total loan portfolio. Construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on these loans are generally tied to either the National Monthly Median Cost of Funds or the One Year U.S. Treasury Constant Maturity Index. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.
We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. We generally limit speculative construction loans to a group of well-established builders in our primary market area and we also limit the number of projects with each builder. At December 31, 2010, we had approved commitments for speculative construction loans of $2.4 million, of which $2.4 million was outstanding. We generally require a maximum loan-to-value ratio of 80% for speculative construction loans.

At December 31, 2010, our largest non-speculative construction loan relationship was a commitment of $590,000, $584,000 of which was outstanding. This relationship was performing according to its original terms at December 31, 2010. At December 31, 2010, our largest speculative construction loan relationship was a commitment of $1.5 million, $1.5 million of which was outstanding. This loan relationship is secured by a commercial retail development in Sevierville, Tennessee and was not performing according to its original terms at December 31, 2010. A specific reserve of $525,000 has been allocated to this loan as of December 31, 2010. The Bank holds a participation interest of 7.5% of the total first mortgage. Legal action is currently being pursued against the borrowers by the participating banks.
Land and Land Development Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. At December 31, 2010, land and land development loans totaled $14.7 million, which represented 7.2% of our total loan portfolio. Land development loans, which are offered for terms of up to 12 months, are generally indexed to the prime rate as reported in the Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio to 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. At December 31, 2010, our largest land development relationship consisted of three loans which had an aggregate outstanding balance of $2.9 million. Each loan in this relationship was performing in accordance with its original terms at December 31, 2010.
Multi-Family Real Estate Loans. We offer multi-family (5 or more units) mortgage loans that are generally secured by properties in our primary market area. At December 31, 2010, multi-family loans totaled $20.9 million, which represented 10.2% of our total loan portfolio. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 85% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At December 31, 2010, our largest multi-family real estate loan had an outstanding balance of $4.1 million, was secured by an apartment complex located in Dalton, Georgia and was performing in accordance with its original terms at December 31, 2010.
Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, and loans secured by deposits. At December 31, 2010, consumer loans totaled $27.3 million, or 13.4% of our total loan portfolio. Our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate as published in the Wall Street Journal. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 89%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
Through our operating subsidiary, Southland Finance, Inc., we also offer consumer finance loans secured by used automobiles, televisions and various other personal property to borrowers with historically lower credit scores. These consumer finance loans are partially funded by a $1.0 million line of credit with us. At December 31, 2010, there was no outstanding balance on that line of credit. Loans originated at Southland Finance, Inc. are generally made for terms of 12 to 36 months and have an average loan balance of approximately $3,350. We generally maintain separate underwriting standards and more aggressive collection activity for these consumer finance loans.
Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At December 31, 2010, commercial business loans totaled $12.8 million, which represented 6.3% of our total loan portfolio. Commercial business loans consist of floating rate loans indexed to the prime rate as published in the Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to five years. Our commercial business loan portfolio consists primarily of loans that are secured by land or equipment but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

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
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2010, our regulatory limit on loans to one borrower was $6.2 million. At that date, our largest lending relationship was $4.4 million and was performing according to its original terms at that date. This loan relationship is secured primarily by commercial real estate and equipment.
Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See note 15 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.
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

At December 31, 2010, our investment portfolio consisted primarily of U.S. government and agency securities, mortgage-backed securities and securities issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities. At December 31, 2010, we also maintained an investment, at cost, in Federal Home Loan Bank of Cincinnati common stock.
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
Personnel
As of December 31, 2010, we had 88 full-time employees and 12 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION
General
As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.
The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, provides for the regulation and supervision of federal savings institutions like the Bank to be transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency will assume primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. The Office of Thrift Supervision will be eliminated. The transfer will occur one year from July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension. At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.
Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.
Holding Company Regulation
General. The Company is a unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examination, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authorities over the Company and its non-savings association subsidiaries. Among other things, that authority permits the OTS to restrict or prohibit activities that one determined to be a serious risk to the subsidiary savings association.
The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies. That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

Activities Restrictions. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.
A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers, among other things, factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.
The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.
Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Dividends. The Bank must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in control of the Company. A change in control definitively occurs upon the acquisition of 25% or more of the Company’s outstanding voting stock. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation
Business Activities. The activities of federal savings banks are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.
The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.
Capital Requirements. The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.
The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.
At December 31, 2010, the Bank met each of its capital requirements. See Note 9 in the accompanying Notes to Consolidated Financial Statements.
Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.
On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. Prior to the April 1, 2011 effective date of the final rule, the Federal Deposit Insurance Corporation will continue to calculate the assessment base from adjusted domestic deposits.
The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.
In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.
Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.02 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.
QTL Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.
A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act makes noncompliance with the qualified thrift lender test also potentially subject to agency enforcement action for a violation of law. As of December 31, 2010, the Bank maintained 82.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.
Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.
The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority as to federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.
Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended December 31, 2010 totaled $78,000.
The Office of the Comptroller of the Currency, which will succeed to the Office of Thrift Supervision’s supervision of federal savings banks under the Dodd-Frank Act regulatory restructuring, similarly supports its operations through assessments on regulated institutions.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $2.9 million.
The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, or general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.
Federal Reserve System
The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.
Regulatory Restructuring Legislation
The Dodd-Frank Act restructures the regulation of depository institutions. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.
FEDERAL AND STATE INCOME TAXATION
Federal Income Taxation
General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2010 fiscal year, the Bank’s maximum federal income tax rate was 34.0%.
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

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.
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
At December 31, 2010, $29.3 million, or 36.9% of our residential mortgage loan portfolio and 14.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because the repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At December 31, 2010, non-performing non-owner occupied residential mortgage loans totaled $421,000, or 1.4% of our non-owner occupied residential loan portfolio, of which $296,000 was attributable to a single borrower. At December 31, 2010, we held eight, non-owner occupied residential properties with a book value of $710,000, five of which had a book value of $401,000 and were associated with one borrower. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.
At December 31, 2010, $19.8 million, or 9.7% of our loan portfolio, consisted of construction loans and land and land development loans, and $3.6 million, or 18.2% of the construction loan portfolio, consisted of speculative construction loans. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would decrease our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Our consumer loan portfolio includes consumer loans secured by rapidly depreciable assets and may expose us to increased credit risk.
At December 31, 2010, $27.3 million, or 13.4% of our loan portfolio, consisted of consumer loans. Included in consumer loans at that date were $4.4 million in automobile loans and $2.0 million in consumer finance loans made to borrowers by our operating subsidiary, Southland Finance, Inc. These consumer finance loans are generally secured by used automobiles, televisions and various other personal property and are generally offered to borrowers with historically lower credit scores at higher risk-adjusted interest rates. At December 31, 2010, Southland Finance, Inc.’s average outstanding loan balance was approximately $3,350 and the weighted-average yield of its loan portfolio was 25.15%. Consumer loans secured by rapidly depreciable assets such as automobiles and other personal property may be subject to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.
Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.
When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $4.0 million, or 1.94% of total loans outstanding and 194.5% of non-performing loans, at December 31, 2010. Our allowance for loan losses at December 31, 2010 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

In addition, at December 31, 2010, we had 36 loan relationships with outstanding balances that exceeded $1.0 million. Two loans in this group were classified as substandard as of December 31, 2010. A $2.2 million commercial business loan secured by assets of radio stations and a $1.5 million construction and development loan, which is a 7.5% participation interest in a land acquisition and development loan for a retail shopping complex in Sevierville, Tennessee. The further deterioration of one or more of these large relationship loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.
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
Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The current economic recession has also had a negative impact on our primary market area. Based on published statistics, our primary market area had an unemployment rate of 11.7% at December 31, 2010, which exceeded both the national and state unemployment rates at that date. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of McMinn, Monroe and Bradley Counties in Tennessee and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.
The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was recognized in earnings for the quarter ended June 30, 2009, was $109,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.
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
We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 19.84% of the deposits in McMinn County, Tennessee, 3.48% of the deposits in Monroe County, Tennessee and 1.62% of the deposits in Bradley County, Tennessee. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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
Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. In addition, the Dodd-Frank Act restructures the existing regulatory regime for depository institutions insured by the Federal Deposit Insurance Corporation. The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency over a one year transition period (subject to a possible six month extension by the Secretary of the Treasury). While our federal savings association charter is preserved, federal thrifts will be regulated by the Office of the Comptroller of the Currency, along with national banks and federal branches and agencies of foreign banks. The Federal Reserve Board will continue to supervise all bank holding companies and will assume jurisdiction over savings and loan holding companies. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We conduct our business through our main office, branch offices and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2010.

			Net Book Value
	Year	Owned/	at
Location	Opened	Leased	December 31, 2010
			(In thousands)
Main Office:

Athens Main Office 106 Washington Avenue Athens, Tennessee 37303	1962	Owned	$1,109

Branch Offices:

Athens Decatur Pike Office 1103 Decatur Pike Athens, Tennessee 37303	1980	Owned	180

Cleveland Ocoee Street Office 3855 North Ocoee Street Cleveland, Tennessee 37312	2007	Leased (1)	—

Cleveland 25th Street Office 950 25th Street Cleveland, Tennessee 37311	2007	Leased (2)	—

Etowah Office 523 Tennessee Avenue Etowah, Tennessee 37331	1977	Owned	655

Madisonville Office 4785 New Highway 68 Madisonville, Tennessee 37875	2005	Owned	884

Sweetwater Office 800 Highway 68 Sweetwater, Tennessee 37874	1995	Owned	208

Other Offices:

Athens Lending Center 106 Hornsby Street Athens, Tennessee 37303	1998	Owned	493

Southland Finance Company 516 South Congress Parkway Athens, Tennessee 37303	1996	Leased (3)	—

Valley Title Services, LLC d/b/a Sweetwater Valley Title 202 N. White Street Athens, Tennessee 37303	2007	Leased (4)	—

Valley Title Services, LLC d/b/a Title Company of Monroe County New Highway 68 Sweetwater, Tennessee 37874	2007	Leased (3)	—

Valley Title Services, LLC 205 Decatur Pike Athens, Tennessee 37303	2007	Owned	216

Storage Facility 718 South Jackson Street Athens, Tennessee 37303	2010	Owned	173

(1)	Lease expires in February 2012.

(2)	Lease expires in December 2017.

(3)	Property is leased on a month-to-month basis.

(4)	Lease expires in December 2011.

Item 3.	LEGAL PROCEEDINGS
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

Item 4.	[REMOVED AND RESERVED]
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity and Related Stockholder Matters
The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “AFCB.” As of March 16, 2011, the Company had approximately 339 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.
The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2010 as reported by NASDAQ. The Company completed its initial public offering on January 6, 2010 and commenced trading on January 7, 2010. Accordingly, there is no information for high and low sale prices for the year ended December 31, 2009.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2010:
First Quarter	$11.85	$10.70	$—	$10.75
Second Quarter	11.35	10.50	—	11.00
Third Quarter	11.36	10.58	0.05	11.20
Fourth Quarter	12.59	10.85	0.05	12.59
Purchase of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2010.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At December 31,
(In thousands)	2010	2009	2008	2007	2006

Total assets	$278,015	$276,458	$251,000	$230,505	$212,383
Cash and cash equivalents	14,316	40,707	4,547	9,284	8,989
Securities available-for-sale	41,538	23,585	30,509	22,967	21,440
Securities held-to-maturity	—	—	5	14	25
Investments, at cost	2,899	2,899	2,899	4,746	6,076
Loans receivable, net	199,386	191,404	196,520	178,603	157,013
Deposits	215,687	236,064	206,493	197,344	171,214
Securities sold under agreements to repurchase	795	899	912	1,151	1,681
Advances from Federal Home Loan Bank	8,214	10,324	16,310	5,532	15,630
Stockholders’ equity (total equity before December 31, 2010)	49,577	25,722	24,212	23,271	21,879

	For the Year Ended December 31,
(In thousands)	2010	2009	2008	2007	2006

Operating Data:
Interest income	$14,529	$14,668	$15,580	$15,457	$12,775
Interest expense	4,360	5,657	7,133	7,101	5,277

Net interest income	10,169	9,011	8,447	8,356	7,498
Provision for loan losses	1,711	1,024	761	443	704

Net interest income after provision for loan losses	8,458	7,987	7,686	7,913	6,794
Non-interest income	4,406	4,670	4,161	4,030	2,682
Non-interest expense	12,027	10,668	10,251	10,431	8,244

Income before income taxes	837	1,989	1,596	1,512	1,232
Income taxes (benefit)	(6)	644	487	392	348

Net income	$843	$1,345	$1,109	$1,120	$884

Net income per share — basic	$0.34	N/A	N/A	N/A	N/A

Net income per share — diluted	$0.34	N/A	N/A	N/A	N/A

Cash dividends declared per share	$0.10	N/A	N/A	N/A	N/A

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Performance Ratios (1):
Return on average assets	0.30%	0.54%	0.45%	0.50%	0.44%
Return on average equity	1.71	5.29	4.72	5.02	4.07
Interest rate spread (1)	3.59	3.67	3.51	3.79	3.79
Net interest margin (2)	3.92	3.89	3.74	4.05	4.07
Other expenses to average assets	3.77	4.28	4.18	4.64	4.13
Efficiency ratio (3)	82.52	77.98	81.30	84.22	80.98
Dividend payout ratio (4)	29.41	n/a	n/a	n/a	n/a
Average interest-earning assets to average interest-bearing liabilities	119.59	109.18	107.20	107.67	109.99
Average equity to average assets	17.67	10.20	9.58	9.92	10.87

Capital Ratios (Bank only):
Total capital (to risk-weighted assets)	20.8%	15.3%	14.0%	14.8%	15.6%
Tier 1 capital (to risk-weighted assets)	19.6	14.1	12.8	13.5	14.4
Tier 1 capital (to adjusted total assets)	13.5	9.1	9.4	9.8	10.3

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.94%	1.75%	1.52%	1.37%	1.58%
Allowance for loan losses as a percent of non-performing loans	194.46	169.54	73.87	704.52	1,457.43
Net charge-offs to average outstanding loans during the period	0.59	0.36	0.12	0.29	0.13
Non-performing loans as a percent of total loans	1.00	1.03	2.08	0.20	0.11
Non-performing assets as a percent of total assets	1.13	1.01	1.76	0.17	0.11
Total non-performing assets and troubled debt restructurings as a percent of total assets	3.31	2.28	1.87	0.27	0.21

Other Data:
Number of offices	7	7	7	7	5
Number of deposit accounts	16,144	15,837	15,296	14,769	13,482
Number of loans	3,534	3,696	3,297	3,442	3,292

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.

(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.

(3)	Represents other expenses divided by the sum of net interest income and other income.

(4)	Dividends declared per share divided by net income per share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
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

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See note 3 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.
Deferred Compensation and Executive Benefit Plans. We have several deferred compensation arrangements for key executive officers and directors as well as certain executive benefit plans. Each plan has unique characteristics management must consider when recording the related liabilities and expenses at each reporting date of the consolidated financial statements and during the reporting period. The related liabilities are considered accounting estimates and are subject to judgments and assumptions by management which affect the recorded amounts of liabilities and expenses recorded during the period as well as disclosure of contingent liabilities. Actual results could differ from those estimates. See notes 11 and 12 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.
Balance Sheet Analysis
Assets. At December 31, 2010, our total assets were $278.0 million, an increase of $1.6 million from December 31, 2009. The increase during the year ended December 31, 2010 was primarily the result of a $17.4 million increase in investment securities and interest bearing deposits. Net loans, accrued interest receivable, cash surrender value of life insurance and foreclosed real estate increased $8.0 million, $123,000, $2.5 million and $323,000, respectively, while cash and cash equivalents, net premises and equipment and other assets decreased $26.4 million $93,000 and $265,000, respectively. At December 31, 2009, cash and cash equivalents included funds on deposit in connection with stock subscription orders. Funds returned to subscribers for unfilled subscription orders and interest was $7.0 million.
Loans. Our primary lending activity is the origination of loans secured by real estate. We originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans.
Residential mortgage loans and residential construction loans totaled $79.4 million, or 38.9%, and $3.7 million, or 1.8% of the total loan portfolio, at December 31, 2010, respectively. At December 31, 2009, these loans totaled $79.6 million, or 40.8%, and $5.5 million, or 2.8% of the total loan portfolio, respectively. The decrease in residential construction loans was primarily a result of the completion of construction projects and loans being converted to permanent financing.
Commercial real estate loans, including non-residential, multi-family, land and construction loans on these types of properties, comprised $80.7 million, or 39.6% of the total loan portfolio, at December 31, 2010. At December 31, 2009, these loans totaled $70.6 million, or 36.1% of the total loan portfolio. The increase was primarily due to an increase of $5.6 million in multi-family loans. During the year ended December 31, 2010, non-residential and non-residential construction loans increased $4.6 million, while multi-family real estate loans increased $5.6 million and land and land development loans decreased $32,000. The primary reason for the increase in multi-family loans was the funding of a loan to refinance an existing assisted living facility located in Rome, Georgia from another lender along with an additional $300,000 advanced for improvements.
Commercial business loans increased to $12.8 million, or 6.3% of the total loan portfolio, and consumer loans decreased to $27.3 million, or 13.4% of the total loan portfolio at December 31, 2010 as compared to $12.0 million, or 6.2% of the total loan portfolio, and $27.6 million, or 14.2% of the total loan portfolio, respectively, at December 31, 2009. The increase in commercial business loans was primarily due to the purchase of six loans from a third party totaling $1.4 million. The decrease in consumer loans was primarily due to repayments in unsecured loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential one- to four-family	$79,374	38.93%	$79,573	40.75%	$75,297	37.62%	$71,629	39.38%	$65,586	40.89%
Non-residential	43,734	21.45	37,905	19.41	32,295	16.14	33,710	18.53	30,699	19.14
Multi-family	20,851	10.23	14,625	7.49	11,255	5.62	6,841	3.76	3,925	2.45
Residential construction	3,680	1.80	5,489	2.81	13,059	6.52	10,296	5.66	8,262	5.15
Multi-family construction	—	—	624	0.32	3,865	1.93	1,252	0.69	—	—
Non-residential construction	1,499	0.74	2,709	1.39	11,390	5.69	8,011	4.40	6,077	3.79
Land	14,658	7.19	14,690	7.52	10,893	5.44	12,095	6.65	8,559	5.34

Total	163,796	80.34	155,615	79.69	158,054	78.96	143,834	79.07	123,108	76.76

Commercial business	12,766	6.26	12,001	6.15	14,565	7.28	9,940	5.46	14,027	8.75

Consumer:
Home equity loans and lines of credit	16,887	8.28	16,552	8.48	14,671	7.33	13,130	7.22	10,227	6.38
Auto loans	4,394	2.15	4,725	2.42	4,905	2.45	5,133	2.82	4,710	2.94
Loans secured by deposits	1,728	0.85	1,367	0.70	1,546	0.77	2,331	1.28	1,203	0.75
Consumer finance loans	1,992	0.98	1,970	1.01	2,600	1.30	3,367	1.85	3,505	2.19
Other	2,333	1.14	3,023	1.55	3,815	1.91	4,179	2.30	3,593	2.23

Total	27,334	13.40	27,637	14.16	27,537	13.76	28,140	15.47	23,238	14.49

Total loans	203,896	100%	195,253	100%	200,156	100.00%	181,914	100%	160,373	100.00%

Less: unearned interest and fees	(324)		(271)		(361)		(544)		(588)
Less: net deferred loan origination fees	(221)		(165)		(192)		(231)		(198)
Less: allowance for loan losses	(3,965)		(3,413)		(3,083)		(2,536)		(2,574)

Loans receivable, net	199,386		$191,404		$196,520		$178,603		$157,013

Loan Maturity
The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2010
	Residential	Non-residential			Commercial		Total
(Dollars in thousands)	Real Estate	Real Estate (1)	Construction (2)	Land	Business	Consumer	Loans
Amounts due in:
One year or less	$6,151	$15,590	$3,623	$7,310	$4,051	$4,630	$41,355
More than one year through two years	2,680	10,236	—	1,426	1,459	3,759	19,560
More than two years through three years	5,696	21,683	—	510	4,637	3,539	36,065
More than three years through five years	10,208	3,933	—	2,670	668	3,582	21,061
More than five years through ten years	6,548	5,632	—	376	1,951	2,834	17,341
More than ten years through fifteen years	6,629	3,270	—	701	—	8,732	19,332
More than fifteen years	41,462	4,241	1,556	1,665	—	258	49,182

Total	$79,374	$64,585	$5,179	$14,658	$12,766	$27,334	$203,896

(1)	Includes multi-family real estate loans.

(2)	Includes residential real estate construction loans, non-residential real estate construction loans and multi-family real estate construction loans.
Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

		Floating or
(In thousands)	Fixed Rates	Adjustable Rates	Total
Residential real estate	$13,583	$59,495	$73,078
Non-residential real estate	18,429	30,510	48,939
Construction	—	1,540	1,540
Land	1,434	5,915	7,349
Commercial business	7,088	1,627	8,715
Consumer	7,982	14,425	22,407

Total	$48,516	$113,512	$162,028
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

Loan Activity
The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Total loans at beginning of period	$194,817	$199,603	$181,139

Loans originated:
Residential real estate	57,456	66,650	30,813
Non-residential real estate	18,990	12,281	10,163
Land	2,219	6,529	4,046
Construction	8,783	10,286	23,562
Commercial business	8,227	5,834	14,087
Consumer	18,398	18,782	22,650

Total loans originated	114,073	120,362	105,321

Loans purchased:
Residential real estate	38	—	—
Non-residential real estate	530	—	1,009
Construction	—	—	—
Commercial business	1,383	—	—
Consumer	—	—	—

Total loans purchased	1,951	—	1,009

Deduct:
Loan principal repayments	82,103	77,574	77,131
Loan sales	25,387	47,574	10,735

Total repayments and sales	107,490	125,148	87,866

Net loan activity	8,534	(4,786)	18,464

Total loans at end of period	$203,351	$194,817	$199,603

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2010, our participation interests totaled $10.4 million, most of which were secured by properties outside of our primary market area but within a 75-mile radius of it.
Securities
At December 31, 2010, our securities portfolio consisted of securities of U.S. government agencies and corporations, securities of various government-sponsored agencies and of state and municipal governments and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2010, we also held an investment in the common stock of the Federal Home Loan Bank of Cincinnati. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Cincinnati and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.
At December 31, 2010, $41.5 million of our securities portfolio was classified as available for sale. In addition, at December 31, 2010, we had $2.9 million of other investments, at cost, which consisted solely of Federal Home Loan Bank of Cincinnati common stock.

Total securities increased by $18.0 million, or 67.8%, for the year ended December 31, 2010 primarily as a result of purchases of municipal and agency securities of $24.1 million partially offset by $3.8 million in repayments on mortgage backed securities, $2.2 million in calls and repayments on agency securities and a decrease in net unrealized gain of $100,000. Our securities portfolio decreased by $6.9 million, or 20.7%, for the year ended December 31, 2009 primarily as a result of $4.2 million in repayments on mortgage backed securities and $8.0 million in calls on agency securities partially offset by $5.0 million in purchases of agency securities. We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented. In addition, for all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits.
At December 31, 2010, we had no investments in securities of an issuer (except for investments in securities issued by the U.S. Government or by U.S. Government agencies and corporations), the aggregate book value of which exceeded 10% of our consolidated stockholders’ equity at that date.
The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. government agencies and corporations	$29,389	$29,339	$8,612	$8,603	$10,545	$10,649
States and political subdivisions	5,674	5,528	4,532	4,449	5,544	5,276
Mortgage-backed and related securities	6,269	6,671	10,080	10,533	14,332	14,589

Total securities available for sale and held to maturity	41,332	41,538	23,224	23,585	30,421	30,514

Federal Home Loan Bank of Cincinnati common stock	2,899	2,899	2,899	2,899	2,899	2,899

Total investments, at cost	2,899	2,899	2,899	2,899	2,899	2,899

Total	$44,231	$44,437	$26,123	$26,484	$33,320	$33,413

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	Year Ended
	December 31,
(In thousands)	2010	2009	2008
Mortgage-backed and related securities:
Mortgage-backed and related securities, beginning of period (1)	$10,534	$14,589	$12,621

Purchases	—	—	4,527
Sales	—	—	—
Repayments and prepayments	(3,806)	(4,203)	(2,727)
Increase (decrease) in net unrealized gain	(57)	148	168

Net increase (decrease) in mortgage-backed securities	(3,863)	(4,055)	1,968

Mortgage-backed and related securities, end of period (1)	6,671	10,534	$14,589

Investment securities:
Investment securities, beginning of period (1)	13,051	15,925	$12,320

Purchases	24,115	5,000	12,051
Sales	—	—	(2,160)
Maturities	(2,231)	(8,039)	(6,254)
Increase (decrease) in net unrealized gain	(68)	165	(32)

Net increase (decrease) in investment securities	21,816	(2,874)	3,605

Investment securities, end of period (1)	$34,867	$13,051	$15,925

(1)	At fair value.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2010. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than		More than
	One Year		One Year to		Five Years to		More than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. government agencies and corporations	$7,056	1.64%	$20,257	2.72%	$2,026	5.00%	$—	—%	$29,339	2.62%
States and political subdivisions	301	5.53	458	5.53	1,154	5.07	3,615	5.52	5,528	5.43%
Mortgage-backed and related securities	2,118	5.32	3,499	5.12	809	4.57	245	3.22	6,671	5.05%
Federal Home Loan Bank of Cincinnati common stock	—	—	—	—	—	—	2,899	4.00	2,899	4.00

Total	$9,475	2.59%	$24,214	3.12%	$3,989	4.93%	$6,759	4.79%	$44,437	3.42%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2010 and December 31, 2009, the aggregate cash surrender value of these policies was $8.9 million and $6.5 million, respectively. The increase in bank owned life insurance was primarily due to the purchase of additional life insurance on two executive officers in 2010 in the amount of $2.0 million. These policies were purchased to offset costs incurred in connection with employee benefit plans.
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
The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
(In thousands)	2010	2009	2008
Non-interest-bearing accounts	$10,808	$7,320	$7,289
Demand and NOW accounts	45,396	72,539	38,408
Money market accounts	49,761	41,715	22,130
Passbook savings accounts	12,633	11,002	10,505
Certificates of deposit	97,089	103,488	128,161

Total	$215,687	$236,064	$206,493

Demand deposit and NOW accounts decreased $27.1 million or 37.4% for the year ended December 31, 2010 and increased $34.1 million or 88.9% for the year ended December 31, 2009. The decrease in demand deposit and NOW accounts at December 31, 2010 is primarily due to funds on deposit for stock subscription orders being refunded in connection with unfilled subscriptions relating to the Banks conversion, which was completed in January 2010.
Money market accounts increased $8.0 million or 19.3% for the year ended December 31, 2010 and increased $19.6 million or 88.5% for the year ended December 31, 2009. The increase in money market accounts at December 31, 2010 is primarily due to movement of funds from certificates of deposit as a result of customers’ reluctance to lock rates on a certificate of deposit during a time of low market interest rates.
Certificates of deposit decreased by $6.4 million or 6.2% during the year ended December 31, 2010. A portion of these funds were moved to other types of interest-bearing deposits with us including money market accounts. Lower levels of market interest rates, as well as competitor pricing significantly above prevailing market rates, has contributed to the decline in certificates of deposit. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influences our willingness to match above market rates to retain these accounts.
The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2010, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$5,769
Over three through six months	1,704
Over six through twelve months	6,018
Over twelve months	28,275

Total	$41,766

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
(Dollars in thousands)	2010	2009	2008
0.00 - 1.00%	$20,546	$2,157	$548
1.01 - 2.00%	12,501	34,667	9,109
2.01 - 3.00%	22,027	16,806	13,122
3.01 - 4.00%	20,004	11,402	37,146
4.01 - 5.00%	9,589	20,332	41,344
5.01 - 6.00%	12,347	18,049	26,762
6.01 - 7.00%	—	—	55
7.01 - 8.00%	75	75	75

Total	$97,089	$103,488	$128,161

The following table sets forth the amount and maturities of time deposits at December 31, 2010.

	Amount Due					Percent of
		More Than	More Than			Total Time
	Less Than	One Year to	Two Years to	More Than		Deposit
(Dollars in thousands)	One Year	Two Years	Three Years	Three Years	Total	Accounts
0.00 - 1.00%	$17,313	$3,057	$126	$50	$20,546	21.16%
1.01 - 2.00%	8,696	2,076	1,157	572	12,501	12.88
2.01 - 3.00%	2,398	2,845	9,142	7,642	22,027	22.69
3.01 - 4.00%	1,737	444	4,152	13,671	20,004	20.60
4.01 - 5.00%	4,875	2,788	1,651	275	9,589	9.88
5.01 - 6.00%	5,582	6,439	326	—	12,347	12.72
6.01 - 7.00%	—	—	—	—	—	—
7.01 - 8.00%	75	—	—	—	75	0.07

Total	$40,676	$17,649	$16,554	$22,210	97,089	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Beginning balance	$236,064	$206,493	$197,344
Increase (decrease) before interest credited	(21,104)	28,479	4,161
Interest credited	727	1,092	4,988
Net increase (decrease) in deposits	(20,377)	29,571	9,149

Ending balance	$215,687	$236,064	$206,493

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$10,315	$14,422	$16,310
Securities sold under agreements to repurchase	1,377	1,292	2,098

Average balance outstanding during period:
Federal Home Loan bank advances	$8,457	$10,955	$9,690
Securities sold under agreements to repurchase	2,140	1,052	1,400

Weighted average interest rate during period:
Federal Home Loan bank advances	4.32%	3.89%	3.78%
Securities sold under agreements to repurchase	0.19%	0.76%	1.62%

Balance outstanding at end of period:
Federal Home Loan bank advances	$8,214	$10,324	$16,310
Securities sold under agreements to repurchase	795	899	912

Weighted average interest rate at end of period:
Federal Home Loan bank advances	4.35%	4.06%	3.25%
Securities sold under agreements to repurchase	0.10%	0.49%	0.99%
Results of Operations for the Years Ended December 31, 2010 and 2009
Overview. Net income decreased $502,000, or 37.3%, to $843,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our primary source of income during each of the years ended December 31, 2010 and 2009 was net interest income, which increased from $9.0 million at December 31, 2009 to $10.2 million at December 31, 2010. Non-interest income decreased by $265,000 during the year ended December 31, 2010 while non-interest expense increased by $1.4 million during fiscal 2010 primarily due to the contribution of $1.1 million in stock and cash to the Athens Federal Foundation.
Net Interest Income. Net interest income increased by $1.2 million, or 12.9%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to the extended low interest rate environment and the use of interest rate floors in many of our variable rate loans. Total interest income decreased by $139,000, or 0.9%, and loan interest income decreased by $203,000, or 1.5%, during the year ended December 31, 2010, due primarily to a decrease in market interest rates. Total interest expense decreased by $1.3 million, or 22.9%, during the year ended December 31, 2010, while average interest-bearing liabilities increased $5.1 million, or 2.4%, due primarily to the repricing of deposits throughout the year to lower market interest rates. Federal Home Loan Bank of Cincinnati advances at December 31, 2010 totaled $8.2 million as compared to $10.3 million at December 31, 2009 as we utilized favorable rates to fund lending.
Provision for Loan Losses. The provision for loan losses was $1.7 million for the year ended December 31, 2010 as compared to $1.0 million for the year ended December 31, 2009. The increase in the provision was attributable to increases in substandard classified assets, increases in specific reserves and increases in evaluated qualitative risk factors, primarily related to prevailing economic conditions, used to determine the overall risk inherent in our loan portfolio during the year ended December 31, 2010. In evaluating these qualitative risk factors, loans are grouped by category among residential real estate loans, non-residential real estate and land loans, commercial business loans and consumer loans in order to determine estimated loss percentages for each category. The qualitative risk factors that we consider in determining the loss percentages include current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area. The evaluation of these qualitative risk factors and its application to the non-residential loan portfolio and the commercial business loan portfolio primarily contributed to the increase in the provision for loan losses from 2009 to 2010. The allowance for loan losses for residential real estate loans, commercial business loans, and consumer loans decreased from 28.90% to 26.83%, 17.73% to 13.22% and 15.00% to 8.05%, respectively, of the total allowance, while non-residential real estate loans increased from 37.47% to 51.27% of the total allowance when comparing December 31, 2010 to December 31, 2009. The primary reason for the increase in the allowance attributed to non-residential real estate loans was the substandard classification of a $1.5 million commercial development loan participation in Sevierville, Tennessee and the substandard classification of a $478,000 loan relationship on a restaurant operation in Etowah, Tennessee.

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

	Year Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing deposits at other financial institutions	$21,591	$65	0.30%	$7,705	$49	0.64%	$5,125	$133	2.60%
Loans	195,525	13,166	6.73	192,804	13,369	6.93	185,292	13,824	7.46
Investment securities	27,658	881	3.19	15,035	625	4.16	18,667	832	4.46
Mortgage-backed and related securities	8,369	401	4.79	11,919	615	5.16	14,382	725	5.04
Other interest-earning assets	6,361	16	0.25	3,897	10	0.26	2,662	66	2.47

Total interest-earning assets	259,504	14,529	5.60	231,360	14,668	6.34	226,128	15,580	6.89

Non-interest-earning assets	19,886			17,843			19,377

Total assets	$279,390			$249,203			$245,505

Liabilities and equity:
Demand and NOW accounts	$46,322	$339	0.73%	$43,469	$362	0.83%	$40,821	$517	1.27%
Money market accounts	46,142	524	1.14	29,456	537	1.82	20,726	541	2.61
Passbook savings accounts	11,587	29	0.25	11,190	48	0.43	11,350	82	0.72
Certificates of deposit	102,349	3,099	3.03	115,786	4,276	3.69	126,950	5,604	4.41

Total interest-bearing deposits	206,400	3,991	1.93	199,901	5,223	2.61	199,847	6,744	3.37

Federal Home Loan Bank advances	8,457	365	4.32	10,960	426	3.89	9,690	366	3.78
Securities sold under agreements to repurchase	2,140	4	0.19	1,046	8	0.76	1,400	23	1.62

Total interest-bearing liabilities	216,997	4,360	2.01	211,907	5,657	2.67	210,937	7,133	3.38

Non-interest-bearing deposits	9,374			8,340			7,710
Other non-interest-bearing liabilities	3,637			3,526			3,347

Total liabilities	230,008			223,773			221,994

Total equity	49,382			25,430			23,511

Total liabilities and equity	$279,390			$249,203			$245,505

Net interest income		$10,169			$9,011			$8,447

Interest rate spread			3.59			3.67			3.51
Net interest margin			3.92			3.89			3.74
Average interest-earning assets to average interest-bearing liabilities			119.59%			109.18%			107.20%

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

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Compared to			Compared to
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at other financial institutions	$89	$(73)	$16	$67	$(151)	$(84)
Loans receivable	189	(392)	(203)	560	(1,015)	(455)
Investment securities	525	(269)	256	(162)	(45)	(207)
Mortgage-backed and related securities	(183)	(31)	(214)	(124)	14	(110)
Other interest-earning assets	6	—	6	31	(87)	(56)

Total interest-earning assets	626	(765)	(139)	372	(1,284)	(912)

Interest expense:
Deposits	(167)	(1,065)	(1,232)	(232)	(1,289)	(1,521)
Federal Home Loan Bank advances	(97)	36	(61)	48	12	60
Securities sold under agreement to repurchase	8	(12)	(4)	(6)	(9)	(15)

Total interest-bearing liabilities	(256)	(1,041)	(1,297)	(190)	(1,286)	(1,476)

Net increase in interest income	$882	$276	$1,158	$562	$2	$564

Non-interest Income. During the year ended December 31, 2010, total non-interest income decreased $265,000, or 5.7%, as compared to the year ended December 31, 2009. The decrease in non-interest income was primarily the result of a $267,000 decrease in income related to TiServe and Valley Title Services, LLC, as well as a decrease of $243,000 in income related to the sale of mortgage loans on the secondary market. Decreases in both of these areas were primarily a result of lower volumes of loan originations due to reduced real estate purchase activity and stable market interest rates during 2010, in contrast to a decline in interest rates during the same period in 2009. Income from debit card usage increased $127,000, primarily due to increased levels of checking accounts with debit cards and efforts to encourage use of debit cards over checks. Miscellaneous income increased $93,000, primarily due to one-time proceeds from life insurance benefit payments relating to a former director. Investment sales commission income increased $30,000, primarily due to increased sales of investment products as a result of partial recovery of investment markets. All other non-interest income changes decreased $5,000, net.
Non-interest Expense. Non-interest expense increased by $1.4 million, or 12.7%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The primary factor effecting the change was the $1.1 million contribution of stock and cash to the Athens Federal Foundation. Federal Deposit Insurance Corporation insurance premium costs decreased $72,000 during the year ended December 31, 2010 due to a $109,000 special assessment paid in 2009. Salary and employee benefits expense increased $159,000 primarily due to costs associated with the ESOP implemented in connection with the Bank’s conversion. Data processing costs increased $54,000 during the year ended December 31, 2010 primarily due to increases in use of electronic banking products. Occupancy and equipment expense decreased $96,000 primarily due to reductions in amortized cost of current equipment. Advertising expenses increased by $41,000 during the year ended December 31, 2010 due to increased marketing efforts. All other expenses increased approximately $174,000 primarily due to expenses related to regulatory and professional fees of the Company.
Income Tax Expense. The income tax benefit for the year ended December 31, 2010 was ($7,000) primarily due to the benefit received from the contribution to the Athens Federal Foundation. The income tax expense for the year ended December 31, 2009 was $644,000.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $747,000 and $1.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease in total comprehensive income resulted from a $502,000 decrease in net income and $261,000 decrease in unrealized gain on securities available for sale, net of tax.
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

The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Residential real estate	$569	$1,377	$688	$149	$93
Non-residential real estate	273	410	2,882	—	—
Construction	974	0	270	144	—
Commercial business	38	36	280	—	—
Consumer	58	174	19	23	44

Total	1,912	1,997	4,139	316	137

Accruing loans past due 90 days or more:
Residential real estate	64	1	3	—	27
Non-residential real estate	54	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	9	15	30	43	16

Total	127	16	33	43	43
Total of non-accrual and 90 days or more past due loans	2,039	2,013	4,172	359	180

Real estate owned	1,087	779	230	—	—
Other non-performing assets	16	10	26	36	48

Total non-performing assets	3,142	2,802	4,428	395	228

Troubled debt restructurings	6,057	3,515	267	219	210

Troubled debt restructurings and total non-performing assets	$9,199	$6,317	$4,695	$614	$438

Total non-performing loans to total loans	1.00%	1.03%	2.08%	0.20%	0.11%
Total non-performing loans to total assets	0.73%	0.73%	1.66%	0.16%	0.08%
Total non-performing assets and troubled debt restructurings to total assets	3.31%	2.28%	1.87%	0.27%	0.21%
The increase in non-performing loans from December 31, 2009 to December 31, 2010 was attributable to troubled debt restructurings.
We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2010, we had $6.1 million of these modified loans, which are also referred to as troubled debt restructurings, as compared to $3.5 million at December 31, 2009. The increase in troubled debt restructurings during the year ended December 31, 2010 was primarily the result of restructuring two multi-family real estate loans and one non-residential real estate loan. An $893,000 loan secured by twelve unit and seven unit residential rental properties located in Cleveland, Tennessee, was modified to allow for interest only payments for six-months to allow the borrower to make improvements to the property. Improvements are now completed and occupancy is at 100%. A $1.0 million loan secured by two, four-dwelling unit buildings in LaFayette, Georgia, was modified to interest only payments for a six -month period to provide the borrower sufficient time to make improvements to the property due to water damage sustained to the properties. The improvements have now been completed and occupancy is at 100%. The non-residential real estate loan has a balance of $207,000 and is secured by a retail tire store and related equipment located in Englewood, Tennessee. The loan was refinanced to combine the real estate and equipment loan and lower the monthly payment where the borrower had demonstrated an ability to service the new payment amount. At December 31, 2010, $469,000 of the total $6.1 million of troubled debt restructurings were not current and $321,000 were in non-accrual status at December 31, 2010 and included in the non-accrual amounts in the table above.
Interest income that would have been recorded for the year ended December 31, 2010 and the year ended December 31, 2009, had non-accruing loans and troubled debt restructurings been current according to their original terms, amounted to $99,000 and $107,000, respectively. Interest income of $503,000 and $310,000 related to non-accrual loans and troubled debt restructurings was included in interest income for the year ended December 31, 2010 and the year ended December 31, 2009, respectively.

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
The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2010	2009	2008
Special mention assets	$2,527	$4,070	$2,299
Substandard assets	10,556	7,732	6,514
Doubtful assets	—	—	—
Loss assets	275	144	34

Total classified assets	$13,358	$11,946	$8,847

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

	At December 31,
	2010
	30-89 Days		90 Days or More
	Number	Principal	Number	Principal
	of	Balance	of	Balance
(Dollars n thousands)	Loans	of Loans	Loans	of Loans
Residential real estate	14	$689	1	$64
Non-residential real estate	2	132	1	54
Construction	—	—	—	—
Commercial business	1	7	—	—
Consumer	33	164	4	9

Total	50	$992	6	$127

	At December 31,
	2009				2008
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
Residential real estate	11	$1,085	1	$1	10	$537	2	$3
Non-residential real estate	1	102	—	—	1	176	—	—
Construction	—	—	—	—	—	—	—	—
Commercial business	3	12	—	—	2	20	—	—
Consumer	55	227	4	15	69	273	8	30

Total	70	$1,426	5	$16	82	$1,006	10	$33

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2010			2009
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate (1)	$1,064	26.83%	49.09%	$986	28.90%	52.11%
Non-residential real estate (1)	2,033	51.27	39.67	1,279	37.47	36.18
Commercial business	524	13.22	6.27	605	17.73	6.16
Consumer	319	8.05	4.97	512	15.00	5.55

Total	3,940	99.37%	100.00%	3,382	99.10%	100.00%

Unallocated	25	0.63		31	0.90

Total allowance for loan losses	$3,965			$3,413	100.00%

	At December 31,
	2008			2007			2006
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Residential real estate (1)	$906	29.39%	51.58%	$989	39.00%	52.41%	$220	8.53%	52.61%
Non-residential real estate (1)	1,221	39.61	34.89	777	30.62	34.13	504	19.58	30.83
Commercial business	545	17.69	7.30	278	10.96	5.48	1,060	41.19	8.78
Consumer	398	12.90	6.23	413	16.30	7.98	369	14.34	7.78

Total	3,070	99.59	100.00%	2,457	96.88	100.00%	2,153	83.64	100.00%

Unallocated	13	0.41		79	3.12		421	16.36

Total allowance for loan losses	$3,083	100.00%		$2,536	100.00%		$2,574	100.00%

(1)	Includes construction loans.
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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of period	$3,413	$3,083	$2,536	$2,574	$2,059

Provision for loan losses	1,711	1,024	761	443	704

Charge offs:
Residential real estate	545	60	30	20	1
Non-residential real estate	198	196	—	—	—
Construction	—	—	31	—	—
Commercial business	119	228	5	244	10
Consumer	411	274	258	265	234

Total charge-offs	1,273	758	324	529	245

Recoveries:
Residential real estate	1	20	2	—	—
Non-residential real estate	34	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	1	—	—	—
Consumer	79	43	108	48	56

Total recoveries	114	64	110	48	56

Net charge-offs (recoveries)	1,159	694	214	481	189

Allowance for loan losses at end of period	$3,965	$3,413	$3,083	$2,536	$2,574

Allowance for loan losses to non-performing loans	194.46%	169.54%	73.87%	704.52%	1,457.43%
Allowance for loan losses to total loans outstanding at the end of the period	1.94%	1.75%	1.52%	1.37%	1.58%
Net charge-offs (recoveries) to average loans outstanding during the period	0.59%	0.36%	0.12%	0.29%	0.13%
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
Net Portfolio Value Analysis. We use the net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2010 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of
Basis Point (“bp”)	(Dollars in thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$49,921	$2,012	4%	17.35%	93	bp
200	49,582	1,674	3	17.14%	72
100	49,079	1,171	2	16.88%	46
0	47,908	—	—	16.42%	—
(100)	46,559	(1,349)	(3)	15.93%	(49)
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
The Bank regularly adjusts its investments in liquid assets based upon its assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of its asset/liability management policy.
The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $14.3 million. Securities classified as available-for-sale, amounting to $41.5 million and interest-bearing deposits in banks of $747,000 at December 31, 2010, provide additional sources of liquidity. In addition, at December 31, 2010, the Bank had the ability to borrow a total of approximately $21.7 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2010, the Bank had $8.2 million in Federal Home Loan Bank advances outstanding and $12.8 million in letters of credit to secure public funds deposits.
At December 31, 2010, the Bank had $23.6 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2010 totaled $40.7 million, or 41.9% of certificates of deposit. The Bank believes that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or before December 31, 2011. The Bank believes, however, based on past experience, that a significant portion of those certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires its own funds to pay any dividends to its shareholders and to pay any repurchases of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2010, the Company (on an unconsolidated basis) had liquid assets of $9.0 million.
The following tables present certain of our contractual obligations as of December 31, 2010.

		Payments due by period
		Less than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
			(In thousands)
Deferred director fee arrangements	$737	$68	$181	$182	$306
Deferred compensation arrangements	929	35	71	70	753
Operating lease obligations	450	204	116	90	40
Federal Home Loan Bank advances	8,214	5,125	3,089	—	—
Total	$10,330	$5,432	$3,457	$342	$1,099
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
Financing and Investing Activities
The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Investing activities:
Loan purchases	$1,951	$—	$1,009
Loan originations	114,073	120,362	105,321
Loan principal repayments	82,103	77,574	77,131
Loan sales	25,387	47,574	10,735
Proceeds from calls, maturities and principal repayments of investment securities	2,231	8,039	6,254
Proceeds from calls, maturities and principal repayments of mortgage-backed and related Securities	3,806	4,203	2,727
Proceeds from sales of investment securities available- for-sale	—	—	2,160
Proceeds from sales of mortgage-backed and related securities available-for-sale	—	—	—
Purchases of investment securities	24,115	5,000	12,051
Purchases of mortgage-backed and related securities	—	—	4,527

Financing activities:
Increase (decrease) in deposits	$(20,377)	$29,571	$9,149
Increase (decrease) in Federal Home Loan Bank advances	(2,110)	(5,986)	10,778
Increase (decrease) in securities sold under agreements to repurchase	(105)	(12)	(239)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business —Regulation and Supervision — Regulation of Federal Savings Associations—Capital Requirements” and note 9 of the notes to consolidated financial statements beginning on page F-1 of this annual report.
Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 15 of the notes to consolidated financial statements.
For the year ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

Item 8.	FINANCIAL STATEMENTS
The information required by this item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
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
Below is information regarding our other executive officers who are not also directors. Each individual has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2010.
Michael R. Hutsell is Treasurer and Chief Financial Officer of the Company and Vice President, Chief Operating Officer and Chief Financial Officer of the Bank. Mr. Hutsell joined the Bank in August 1998. Age 44.
Jay Leggett, Jr. has served as City President of the Bank’s Cleveland Division since March 2006. From November 2003 to March 2006, Mr. Leggett was Senior Vice President of Lending for Bradley and Hamilton Counties, Tennessee at First Citizens Bank. Age 46.
Ross A. Millsaps has served as Vice President and Chief Credit Officer of the Bank since April 2006. Before that time, Mr. Millsaps was a bank regulatory examiner with the Office of Thrift Supervision. Age 44.
Code of Ethics
The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.athensfederal.com.

Item 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
Equity Compensation Plan Information as of December 31, 2010

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	236,062	$11.50	152,753
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	236,062	11.50	152,753
The Company does not maintain any equity compensation plans that have not been approved by its security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)
3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)
4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)
10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)
10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr* (5)
10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)
10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)
10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)
10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
10.9	2010 Equity Incentive Plan (6)
21.0	Subsidiaries
23.0	Consent of Hazlett, Lewis & Bieter, PLLC
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

(3)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.

(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.

(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Athens Bancshares Corporation
Athens, Tennessee
We have audited the accompanying consolidated balance sheets of Athens Bancshares Corporation and subsidiary (Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athens Bancshares Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ HAZLETT, LEWIS & BIETER, PLLC
Chattanooga, Tennessee
March 17, 2011

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and due from banks	$2,422,881	$2,496,157
Federal funds sold	4,825,000	6,400,000
Interest-bearing deposits in banks	7,068,418	31,811,177

Total cash and cash equivalents	14,316,299	40,707,334

Interest-bearing time deposits in banks	747,000	1,279,000
Securities available for sale	41,537,586	23,584,627
Securities held to maturity (fair value approximates $26 and $61 at December 31, 2010 and December 31, 2009, respectively)	25	61
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $3,965,395 and $3,412,963 at December 31, 2010 and December 31, 2009, respectively	199,386,478	191,403,719
Premises and equipment, net	4,701,660	4,794,831
Accrued interest receivable	1,111,043	988,232
Cash surrender value of bank owned life insurance	8,924,120	6,468,054
Foreclosed real estate	1,102,527	779,642
Other assets	3,289,029	3,553,898

Total assets	$278,014,567	$276,458,198

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$10,808,127	$7,320,547
Interest-bearing	204,879,217	228,743,341

Total deposits	215,687,344	236,063,888

Accrued interest payable	224,890	263,006
Securities sold under agreements to repurchase	794,732	899,421
Federal Home Loan Bank advances	8,213,861	10,324,189
Accrued expenses and other liabilities	3,516,545	3,185,558

Total liabilities	228,437,372	250,736,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,475,082 outstanding at December 31, 2010	27,773	—
Additional paid-in capital	26,494,832	—
Common stock acquired by benefit plans:
Restricted stock	(1,085,423)	—
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(2,073,680)	—
Retained earnings	26,086,719	25,498,921
Accumulated other comprehensive income	126,974	223,215

Total stockholders’ equity	49,577,195	25,722,136

Total liabilities and stockholders’ equity	$278,014,567	$276,458,198

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010 and 2009

	2010	2009

Interest and dividend income:
Loans, including fees	$13,166,064	$13,368,827
Dividends	131,935	142,465
Securities and interest-bearing deposits in other banks	1,230,922	1,156,578

Total interest income	14,528,921	14,667,870

Interest expense:
Deposits	3,991,269	5,223,431
Federal funds purchased and securities sold under agreements to repurchase	3,759	8,176
Federal Home Loan Bank advances	365,278	425,805

Total interest expense	4,360,306	5,657,412

Net interest income	10,168,615	9,010,458

Provision for loan losses	1,711,030	1,023,540

Net interest income after provision for loan losses	8,457,585	7,986,918

Noninterest income:
Customer service fees	1,797,547	1,712,016
Other charges and fees	1,455,116	1,762,052
Investment sales commissions	282,790	252,394
Increase in cash surrender value of life insurance	320,163	258,767
Other noninterest income	550,269	684,890

Total noninterest income	4,405,885	4,670,119

Noninterest expenses:
Salaries and employee benefits	6,078,328	5,919,339
Occupancy and equipment	1,382,186	1,478,239
Federal deposit insurance premiums	319,531	391,155
Data processing	646,080	592,511
Advertising	184,695	144,140
Other operating expenses	3,415,952	2,142,315

Total noninterest expenses	12,026,772	10,667,699

Income before income taxes	836,698	1,989,338

Income tax (benefit) expense	(6,607)	644,260

Net income	$843,305	$1,345,078

Earnings per common share:
Basic	$0.34	N/A
Diluted	$0.34	N/A
Dividends per common share	$0.10	N/A
The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

					Common	Accumulated
			Additional		Stock	Other
	Comprehensive	Common	Paid-In	Retained	Acquired By	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Benefit Plans	Income	Total

Balance, December 31, 2008		$—	$—	$24,153,843	$—	$58,054	$24,211,897

Comprehensive income:
Net income	$1,345,078	—	—	1,345,078	—	—	1,345,078
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $101,233	165,161	—	—	—	—	165,161	165,161

Total comprehensive income	$1,510,239

Balance, December 31, 2009		—	—	25,498,921	—	223,215	25,722,136

Comprehensive income:
Net income	$843,305	—	—	843,305	—	—	843,305
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $(58,986)	(96,241)	—	—	—	—	(96,241)	(96,241)

Total comprehensive income	$747,064

Dividends — $.10 per share		—	—	(255,507)	—	—	(255,507)
Issuance of common stock, net of expense of $1,258,300		27,773	26,479,427	—	(2,221,800)	—	24,285,400
Shares released by ESOP trust		—	15,405	—	148,120	—	163,525
Purchase of restricted stock plan shares		—	—	—	(1,085,423)	—	(1,085,423)

Balance, December 31, 2010		$27,773	$26,494,832	$26,086,719	$(3,159,103)	$126,974	$49,577,195

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$843,305	$1,345,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	551,196	654,230
Amortization of securities and other assets	316,951	199,334
Provision for loan losses	1,711,030	1,023,540
Deferred income taxes	(713,470)	(236,293)
Other gains and losses, net	(74,905)	15,257
ESOP compensation expense	163,525	—
Net change in:
Cash surrender value of life insurance	(256,066)	(222,264)
Loans held for sale	115,350	(381,250)
Accrued interest receivable	(122,811)	161,781
Accrued interest payable	(38,116)	(155,175)
Prepaid FDIC assessment	284,248	(1,063,792)
Other assets and liabilities	1,008,097	(293,270)

Net cash provided by operating activities	3,788,334	1,047,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing time deposits in banks	532,000	602,000
Securities available for sale:
Purchases	(24,390,964)	(5,148,500)
Maturities, prepayments and calls	6,041,794	12,278,487
Securities held to maturity:
Principal repayments received	36	4,900
Loan originations and principal collections, net	(11,736,081)	875,969
Purchases of premises and equipment	(458,025)	(105,697)
Proceeds from sale of foreclosed real estate	1,678,962	3,033,271
Purchase of bank owned life insurance	(2,200,000)	—

Net cash (used in) provided by investing activities	(30,532,278)	11,540,430

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(20,376,544)	29,570,570
Net decrease in securities sold under agreements to repurchase	(104,689)	(12,237)
Proceeds from Federal Home Loan Bank advances	—	7,150,000
Repayment of Federal Home Loan Bank advances	(2,110,328)	(13,136,083)
Proceeds from issuance of common stock	24,285,400	—
Dividends paid	(255,507)	—
Stock purchased by restricted stock trust	(1,085,423)	—

Net cash provided by financing activities	352,909	23,572,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,391,035)	36,159,856

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,707,334	4,547,478

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,316,299	$40,707,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$4,398,422	$5,812,587
Income taxes paid	765,477	1,023,136

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$1,913,659	$3,597,679

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1. Summary of Significant Accounting Policies
The accounting and reporting policies of Athens Bancshares Corporation and subsidiary conform with United States generally accepted accounting principles (GAAP) and practices within the banking industry. The Financial Accounting Standards Board (FASB) has adopted the FASB Accounting Standards Codification (ASC) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.
The policies that materially affect financial position and results of operations are summarized as follows:
Mutual to Stock Conversion and Change in Corporate Form
Athens Bancshares Corporation (Company) was incorporated in September 2009 to serve as the holding company for Athens Federal Community Bank (Bank). On January 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company. In connection with the conversion, the Company issued an aggregate of 2,677,250 shares of common stock at an offering price of $10.00 per share. In connection with the conversion, Athens Community Foundation was formed, to which the Company contributed 100,000 shares of common stock and $100,000 in cash. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8 percent of the sum of the common stock sold in the offering and contributed to the foundation. Accordingly, the reported results for the year ended December 31, 2009, related solely to the operations of the Bank and its wholly-owned subsidiaries: Southland, Inc. (Southland) and Ti-Serve, Inc.
Principles of consolidation
The consolidated financial statements include the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.
Nature of operations
The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, the Bank. The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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
Interest-bearing time deposits in banks
Interest-bearing time deposits in banks have a maturity of one year or less and are carried at cost.
Securities
Debt securities are classified as held to maturity when the Bank has the intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.
Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
The Company conducts a regular assessment of its securities portfolio to determine whether any are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1. Summary of Significant Accounting Policies (Continued)
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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
For all loan classes, a loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
Significant group concentrations of credit risk
Most of the Company’s activities are with customers located in East Tennessee. The types of securities that the Company invests in are included in Note 3. The types of lending the Company engages in are included in Note 4. The Company does not have any significant concentrations to any one industry or customer.
Commercial real estate, including commercial construction loans, represented 32.42 percent of the loan portfolio at December 31, 2010, and 28.61 percent of the loan portfolio at December 31, 2009.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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
The Company has not recorded any servicing assets or liabilities in accordance with ASC Topic 860, Transfers and Servicing, because the benefits received for servicing approximate the costs incurred by the Company for its servicing responsibilities.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.
Foreclosed real estate
Foreclosed real estate is held for sale and is initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and any write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate (if any) is capitalized.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1. Summary of Significant Accounting Policies (Continued)
Cash surrender value of bank owned life insurance
The Company maintains life insurance policies (BOLI) on certain key executives and directors to help offset the rising cost of employee benefits and to assist in the funding of deferred compensation and other employee benefits. BOLI is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2010 and 2009, the aggregate cash surrender value of these policies was $8,924,120 and $6,468,054, respectively.
Income taxes
The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense — current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Company’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2007.
The Company recognizes deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The Company follows the statutory requirements for its income tax accounting and generally avoids risks associated with potentially problematic tax positions that may be challenged upon examination. The Company recognizes interest and penalties on income taxes as a component of income tax expense.
Advertising costs
Advertising costs are expensed as incurred.
Variable interest entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2010, the Company was not involved with any entity that is deemed to be a VIE.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1. Summary of Significant Accounting Policies (Continued)
Securities sold under agreements to repurchase
The Bank enters into sales of securities under agreements to repurchase identical securities the next day.
Segment reporting
ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the operations of the Bank and its subsidiaries, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Southland and Ti-Serv, Inc. for the years ended December 31, 2010 and 2009, were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.
Transfers of financial assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
The Company originates fixed-rate mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. The Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. The Company has been notified by FHLMC that four loans previously sold to them may not have qualified under their terms of purchase, and the Company may be required to repurchase these loans in the future. At December 31, 2010 and December 31, 2009, the aggregate outstanding balance of loans subject to this recourse obligation was approximately $143,000 and $226,000, respectively. For the years ended December 31, 2010 and 2009, the Company was not required to repurchase any loans and realized no gains or losses. Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not significant to the consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1. Summary of Significant Accounting Policies (Continued)
Stock option plan
The Company recognizes compensation cost relating to share-based payment transactions in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation cost has been measured based on the grant date fair value of the equity instruments issued. Compensation cost is calculated and recognized over the employee service period, generally defined as the vesting period. The Company uses a stock option pricing model to determine the fair value of the award on the grant date.
Earnings per share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted earnings per share calculations as they are committed to be released.
Comprehensive income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit losses on debt securities.
Recent accounting pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820, Improving Disclosures about Fair Value Measurements). ASU 2010-06 requires certain new disclosures and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1. Summary of Significant Accounting Policies (Continued)
Recent accounting pronouncements (Continued)
In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310, Receivables). ASU 2010-20 improves transparency by requiring expanded disclosures about the credit quality of loans and the related reserves against them. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010 for public entities. ASU 2011-01 has temporarily delayed the effective date of the disclosures about troubled debt restructuring in ASU 2010-20 for public entities. The delay is intended to allow the FASB to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The amendments in ASU 2011-01 do not defer the effective date for the disclosures required of public entities by ASU 2010-20. The Company adopted this standard for the year ended December 31, 2010, and its adoption did not have a material impact on its consolidated financial statements.
Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.
Subsequent events
The Company has evaluated subsequent events for potential recognition and disclosures in the consolidated financial statements and accompanying notes included in this annual report.
Reclassifications
Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Note 2. Cash and Cash Equivalents
Restrictions on cash and due from banks
The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $350,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 3. Securities
The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$29,389,077	$206,789	$(257,160)	$29,338,706

Mortgage-backed and related securities (1)	6,269,479	402,284	(624)	6,671,139

State and municipal securities	5,674,233	443	(146,935)	5,527,741

	$41,332,789	$609,516	$(404,719)	$41,537,586

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$25	$1	$—	$26

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$8,612,168	$81,170	$(90,912)	$8,602,426

Mortgage-backed and related securities (1)	10,079,939	455,459	(1,912)	10,533,486

State and municipal securities	4,532,497	11,325	(95,107)	4,448,715

	$23,224,604	$547,954	$(187,931)	$23,584,627

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$61	$—	$—	$61

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 3. Securities (Continued)
The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,376,700	$7,356,405	$—	$—
Due after one year through five years	20,774,132	20,715,338	—	—
Due five years to ten years	3,217,241	3,179,863	—	—
Due after ten years	3,695,237	3,614,841	—	—
Mortgage-backed securities	6,269,479	6,671,139	25	26

Total	$41,332,789	$41,537,586	$25	$26

No realized gains or losses were recognized for the years ended December 31, 2010 and 2009.
The Company has pledged securities with carrying values of approximately $18,177,000 and $16,310,000 (which approximates market values) to secure deposits of public and private funds as of December 31, 2010 and December 31, 2009.
Securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$12,803	$(257)	$—	$—	$12,803	$(257)

Mortgage-backed and related securities	46	(1)	53	—	99	(1)

State and municipal securities	4,896	(102)	332	(45)	5,228	(147)

	$17,745	$(360)	$385	$(45)	$18,130	$(405)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 3. Securities (Continued)

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
At December 31, 2010, the 19 securities with unrealized losses had depreciated 2.19 percent from the Company’s amortized cost basis. At December 31, 2009, the 22 securities with unrealized losses had depreciated 1.84 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the investments before the recovery of its amortized cost bases. In making this determination, management has considered its cash flow and liquidity requirements, capital requirements, economic factors, and contractual or regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2010, are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2010 are warranted.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 4. Loans and Allowance for Loan Losses
The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.
At December 31, 2010 and 2009, the Company’s loans consist of the following:

	2010	2009

Mortgage loans on real estate:
Residential 1-4 family	$79,373,610	$79,572,745
Residential multifamily (5 or more units)	20,851,097	14,624,421
Commercial	43,733,879	37,905,281
Construction and land	19,837,210	23,512,087

	163,795,796	155,614,534

Commercial loans	12,765,618	12,001,374

Consumer and equity lines of credit	27,335,361	27,637,172

Total loans	203,896,775	195,253,080

Less: Allowance for loan losses	(3,965,395)	(3,412,963)
Unearned interest and fees	(323,515)	(271,072)
Net deferred loan origination fees	(221,387)	(165,326)

Loans, net	$199,386,478	$191,403,719

Activity in the allowance for loan losses for 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009

Beginning balance	$3,412,963	$3,082,602
Provision for loan losses	1,711,030	1,023,540
Loans charged-off	(1,272,953)	(758,193)
Recoveries	114,355	65,014

Ending balance	$3,965,395	$3,412,963

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 4. Loans and Allowance for Loan Losses (Continued)
The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at December 31, 2010 was as follows:

			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves-impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$—	$1,759,734

General reserves	206,428	742,610	807,249	198,709	225,809	24,856	2,205,661

Total reserves	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395

Loans individually evaluated for impairment	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627		$9,678,834

Loans collectively evaluated for impairment	10,123,882	76,928,303	61,936,469	18,135,553	27,093,734		194,217,941

Total	$12,765,618	$79,373,610	$64,584,976	$19,837,210	$27,335,361		$203,896,775

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$29,662	$807,6l6	$729,037	$154,035	$—	$1,720,350

With a valuation allowance	2,612,074	1,637,691	1,919,470	1,547,622	241,627	7,958,484

Total impaired loans	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627	$9,678,834

Valuation allowance related to impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$1,759,734

The following is a summary of information pertaining to impaired loans as of December 31, 2009:

Impaired loans without a valuation allowance	$2,090,046
Impaired loans with a valuation allowance	5,735,999

Total impaired loans	$7,826,045

Valuation allowance related to impaired loans	$1,037,069

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 4. Loans and Allowance for Loan Losses (Continued)

	Years Ended December 31
	2010	2009

Average investment in impaired loans	$9,022,095	$4,480,879

Interest income recognized on impaired loans	$600,000	$310,000

Interest income recognized on a cash basis on impaired loans	$600,000	$310,000

At December 31, 2010 and 2009, the Company has loans of $6,057,000 and $3,515,000, respectively, that were modified in troubled debt restructuring and impaired.
The following table presents an aged analysis of past due loans as of December 31, 2010:

						Recorded
						Investment ≥
		Greater Than				90
	30-89 Days	90 Days	Total			Days and
	Past Due	Past Due	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$689,195	$632,421	$1,321,616	$78,051,994	$79,373,610	$63,740
Commercial real estate and multifamily	131,849	326,635	458,484	64,126,492	64,584,976	53,515
Construction and land	—	974,445	974,445	18,862,765	19,837,210	—
Commercial	6,618	38,000	44,618	12,721,000	12,765,618	—
Consumer and other	164,427	67,509	231,936	27,103,425	27,335,361	9,490

Total	$992,089	$2,039,010	$3,031,099	$200,865,676	$203,896,775	$126,745

The following is a summary of information pertaining to past due and non-accrual loans as of December 31, 2009:

Total non-accrual loans	$1,996,455

Total loans past-due ninety days or more and still accruing	$15,644

Credit quality indicators:
Federal regulations require us to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 4. Loans and Allowance for Loan Losses (Continued)
The following table outlines the amount of each loan classification and the amount categorized into each risk rating class as of December 31, 2010:

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,953,467	$1,974,836	$2,445,307	$—	$—	$79,373,610
Commercial real estate and multifamily	61,936,469	—	2,648,507	—	—	64,584,976
Construction and land	17,714,246	421,307	1,701,657	—	—	19,837,210
Commercial	10,104,402	19,481	2,431,504	—	210,231	12,765,618
Consumer and other	26,982,454	111,279	226,622	—	15,006	27,335,361

Total	$191,691,038	$2,526,903	$9,453,597	$—	$225,237	$203,896,775

Note 5. Premises and Equipment
A summary of the Company’s premises and equipment is as follows:

	December 31,
	2010	2009

Land	$1,075,880	$1,060,880
Buildings	5,420,219	5,181,517
Leasehold improvements	92,127	88,987
Equipment	4,738,938	4,585,384
Automobiles	22,494	22,494
Construction in progress	47,629	—

	11,397,287	10,939,262
Less accumulated depreciation	(6,695,627)	(6,144,431)

	$4,701,660	$4,794,831

Depreciation expense amounted to $551,196 and $654,230 for the years ended December 31, 2010 and 2009, respectively.
Note 6. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more were $41,766,429 and $40,273,857 at December 31, 2010 and 2009, respectively. Deposit accounts are federally insured up to $250,000 per depositor.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$40,675,973
2012	17,648,482
2013	16,554,631
2014	5,032,520
2015	17,177,062

$97,088,668

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 6. Deposits (Continued)
Deposit interest expense for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Demand deposit and NOW accounts	$338,610	$361,611
Money market accounts	524,306	537,376
Savings accounts	29,466	48,266
IRA accounts	1,084,952	1,339,559
Certificates of deposit	2,013,935	2,936,619

	$3,991,269	$5,223,431

Note 7. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase averaged approximately $2,140,000 and $1,046,000 for the years ended December 31, 2010 and 2009, respectively.
Note 8. Federal Home Loan Bank Advances
The schedule of advances from the Federal Home Loan Bank (FHLB) at December 31, 2010 and 2009, are as follows:

	Interest	Final
Date of Advance	Rate	Maturity Date	2010	2009

September 6, 2002	3.93%	October 1, 2012	$213,861	$324,189
November 30, 2006	4.39%	November 30, 2011	5,000,000	5,000,000
February 5, 2008	2.85%	February 5, 2010	—	2,000,000
July 11, 2008	4.37%	July 11, 2013	1,500,000	1,500,000
July 31, 2008	4.28%	September 6, 2013	1,500,000	1,500,000

			$8,213,861	$10,324,189

Pursuant to collateral agreements with the FHLB, the advances and letters of credit described below are secured by the Bank’s FHLB stock and qualifying first mortgage loans, totaling approximately $29,104,000 and $33,745,000 as of December 31, 2010 and 2009, respectively.

The Bank also has a Standby Letter of Credit for Public Unit Deposit Collateralization Line with the FHLB which provides an alternative for the Bank instead of pledging securities to public depositors up to a maximum credit line of approximately $18,000,000. This line of credit is also secured by the same collateral described above. The FHLB issues irrevocable letters of credit on behalf of the Bank to certain public entities which are depositors of the Bank. Letters of credit outstanding as of December 31, 2010 and 2009, were $12,750,000 and $14,350,000, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 8. Federal Home Loan Bank Advances (Continued)
At December 31, 2010, the scheduled maturities of the FHLB advances are as follows:

2011	$5,124,509
2012	89,352
2013	3,000,000

$8,213,861

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and December 31, 2009, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2010, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

The Bank’s actual capital amounts and ratios are presented in the following table. Dollar amounts are presented in thousands.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk-weighted assets)	$39,659	20.78%	$15,266	8.00%	$19,082	10.00%
Tier I capital (to risk-weighted assets)	37,453	19.63%	N/A	N/A	11,449	6.00%
Tier I capital (to adjusted total assets)	37,453	13.53%	11,070	4.00%	13,838	5.00%
Tangible capital (to adjusted total assets)	37,453	13.53%	4,151	1.50%	N/A	N/A

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 9. Minimum Regulatory Capital Requirements (Continued)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk-weighted assets)	$27,223	15.33%	$14,202	8.00%	$17,753	10.00%
Tier I capital (to risk-weighted assets)	25,002	14.08%	N/A	N/A	10,652	6.00%
Tier I capital (to adjusted total assets)	25,002	9.07%	11,020	4.00%	13,776	5.00%
Tangible capital (to adjusted total assets)	25,002	9.07%	4,133	1.50%	N/A	N/A
Note 10. Income Taxes
Net deferred tax assets consist of the following components as of December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$766,610	$555,084
Deferred compensation	683,449	637,177
Executive benefit plan	145,739	159,746
Other	529,391	114,901

	2,125,189	1,466,908

Deferred tax liabilities:
FHLB stock dividends	375,510	375,510
Depreciable assets	165,285	214,657
Other	442,334	507,136

	983,129	1,097,303

Net deferred tax assets	$1,142,060	$369,605

The provision for income taxes charged to income for the years ended December 31, 2010 and 2009, consists of the following:

	Years Ended
	December 31,
	2010	2009

Current tax expense	$706,863	$880,553
Deferred benefit	(713,470)	(236,293)

(Benefit) provision for income taxes	$(6,607)	$644,260

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 10. Income Taxes (Continued)

The income tax (benefit) provision is less than the expected tax provision computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	Years Ended December 31,
	2010	%	2009	%

Expected tax at statutory rates	$284,500	34.00%	$676,400	34.00%
Tax-exempt earnings on life insurance policies	(122,600)	(14.65)	(99,100)	(4.98)
Tax-exempt interest	(76,500)	(9.14)	(82,650)	(4.15)
State income taxes, net of federal income tax benefit	35,900	4.29	85,350	4.29
Other	(127,907)	(15.29)	64,260	3.23

(Benefit) provision for income taxes	$(6,607)	(.79)%	$644,260	32.39%

Note 11. Employee Benefits
401(k) Plan

The Bank has adopted a 401(k) plan covering substantially all employees. Employees are allowed to contribute up to 75% of earnings and, in addition, the Bank will match a portion of the employees’ contributions. The expenses incurred by the Bank for the plan totaled $318,988 and $305,935 for the years ended December 31, 2010 and 2009, respectively.

2010 Equity Incentive Plan

The Athens Bancshares Corporation 2010 Equity Incentive Plan (“the 2010 Plan”) was approved by the stockholders at the annual meeting of stockholders held on July 14, 2010. Under the terms of the 2010 Plan, the Company may grant restricted stock awards and stock options to its employees, officers, and directors. The purpose of the 2010 Plan is to promote the success of the Company by linking the personal interests of its employees, officers, and directors to the interest of the Company’s shareholders, and by providing participants with an incentive for remarkable performance. All of the Company’s employees, officers and directors are eligible to participate in the 2010 Plan.

Under terms of the 2010 Plan, the Company is authorized to issue up to 277,725 stock options. The Company granted stock options to its directors, officers, and employees on December 15, 2010.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 11. Employee Benefits (Continued)
2010 Equity Incentive Plan (Continued)

Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No compensation expense was recognized for stock options in 2010. At December 31, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $271,000.

A summary of the activity in the 2010 Plan as of December 31, 2010, is presented in the following table:

Year Ended December 31, 2010
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value(1)

Outstanding at beginning of year	—	N/A
Granted	236,062	$11.50
Exercised	—	N/A
Forfeited	—	N/A

Outstanding at end of year	236,062	11.50	$233,701

Options exercisable at year-end	—	N/A	—

Weighted-average fair value of options granted during the year	$1.27

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
Exercise	of	Exercise	Life	of	Exercise
Price	Shares	Price	In Years	Shares	Price

$11.50	236,062	$11.50	10.0	—	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 11. Employee Benefits (Continued)
2010 Equity Incentive Plan (Continued)
Information pertaining to non-vested options for the year ended December 31, 2010, is as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Non-vested options, December 31, 2009	—	$—
Granted	236,062	1.27
Vested	—	—
Forfeited	—	—

Non-vested options, December 31, 2010	236,062	$1.27

The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

2010

Risk-free interest rate	3.18%
Dividend yield	2.00%
Expected volatility	7.23%
Expected life	8.00 Years

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on industry trends and management’s expectations. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Employee Stock Ownership Plan (ESOP)

The Company sponsors a leveraged ESOP that covers substantially all employees who meet certain age and eligibility requirements. As part of the initial public offering, the ESOP purchased 222,180 shares, or approximately 8% of the 2,777,250 shares issued with the proceeds of a 15 year loan from the Company which is payable in annual installments and bears interest at 3.25%.

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares, which are held in a suspense account, and are allocated among the participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to the participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 11. Employee Benefits (Continued)
Employee Stock Ownership Plan (ESOP) (Continued)

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares upon four years of employment with the Company. Any forfeited shares are allocated to other participants in the same proportion as contributions.

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense for the year ended December 31, 2010 was $163,525. A detail of ESOP shares as of December 31, 2010, is as follows:

2010

Allocated shares	14,812
Unallocated shares	207,368

Total ESOP shares	222,180

Fair value of unreleased shares at December 31, 2010	$2,590,026

Executive Benefit Plans

The Bank has adopted a noncontributory executive salary continuation agreement and an executive salary continuation plan for its former president. The following is a summary of the plans’ funded status:

	December 31,
	2010	2009

Projected benefit obligation at beginning of period	$417,200	$449,863
Service cost and net periodic benefit cost	23,077	26,996
Payments to former president	(59,659)	(59,659)

Net benefit liability at end of period	$380,618	$417,200

The weighted-average discount rate used in determining the present value of the benefit liability is 6%.

Also, the Company has employment agreements with three of its executive officers for post-retirement compensation and other related benefits. As of December 31, 2010 and December 31, 2009, the net present value liability of these benefits was approximately $568,000 and $341,000, respectively. The expenses incurred by the Bank for these executive benefits totaled $226,944 and $172,592 for the years ended December 31, 2010 and 2009, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 12. Deferred Compensation

The Bank has established deferred compensation plans for the benefit of its board of directors. Under the plans, any director electing to defer directors’ fees will be entitled to receive the accumulated benefits, including interest earned, over a period of five to fifteen years following retirement. The Bank recognizes the liability for these benefits over the service period. As of December 31, 2010 and December 31, 2009, the liability for these benefits was $736,789 and $888,142, respectively. The expenses incurred by the Bank for these plans totaled $19,413 and $21,991 for the years ended December 31, 2010 and 2009, respectively. The Bank, utilizing bank owned life insurance, has insured the lives of certain directors who participate in the deferred compensation plans to assist in the funding of the deferred compensation liability. The Bank is the owner and beneficiary of the insurance policies.

Note 13. Fair Value Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 13. Fair Value Disclosures (Continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2010 and 2009.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash, cash equivalents, and interest-bearing time deposits in banks:
The carrying amounts of cash, cash equivalents, and interest-bearing time deposits in banks approximate fair values based on the short-term nature of the assets.
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
Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 13. Fair Value Disclosures (Continued)
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

Foreclosed real estate:

Foreclosed real estate consisting of properties obtained through foreclosure or in satisfaction of loans is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Foreclosed real estate is included in Level 2 of the valuation hierarchy.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 13. Fair Value Disclosures (Continued)
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$29,338,706	$—	$29,338,706	$—
Mortgage-backed securities	6,671,139	—	6,671,139	—
State and municipal securities	5,527,741	—	5,527,741	—

Total securities available for sale	$41,537,586	—	$41,537,586	—

Cash surrender value of bank owned life insurance	$8,924,120	$—	$8,924,120	$—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$8,602,426	$—	$8,602,426	$—
Mortgage-backed securities	10,533,486	—	10,533,486	—
State and municipal securities	4,448,715	—	4,448,715	—

Total securities available for sale	$23,584,627	$—	$23,584,627	$—

Cash surrender value of bank owned life insurance	$6,468,054	$—	$6,468,054	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 13.	Fair Value Disclosures (Continued)
The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,198,750	$—	$6,126,747	$72,003
Foreclosed real estate	1,102,527	—	1,102,527	—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,698,930	$—	$4,687,430	$11,500
Foreclosed real estate	779,642	—	779,642	—
The carrying amount and estimated fair value of the Bank’s financial instruments at December 31, 2010 and 2009, are as follows (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$14,316	$14,316	$40,707	$40,707
Interest-bearing time deposits in banks	747	747	1,279	1,279
Securities	41,538	41,538	23,585	23,585
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	199,386	201,211	191,404	193,362
Cash surrender value of bank owned life insurance	8,924	8,924	6,468	6,468
Accrued interest receivable	1,111	1,111	988	988

Financial liabilities:
Deposits	215,687	223,788	236,064	242,097
Securities sold under agreements to repurchase	795	795	899	899
Federal Home Loan Bank advances	8,214	8,486	10,324	10,553
Accrued interest payable	225	225	263	263

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 14. Related Party Transactions

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

Activity for the years ended December 31, 2010 and 2009, consisted of the following:

	2010	2009

Beginning balance	$1,179,130	$1,066,209

New loans	1,016,453	2,106,042
Repayments	(592,368)	(1,993,121)

Ending balance	$1,603,215	$1,179,130

The Bank held related party deposits of $5,394,935 and $5,337,406 at December 31, 2010 and 2009, respectively.
Note 15. Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recorded in the accompanying consolidated balance sheets. Such financial instruments are recorded when they are funded.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 15. Financial Instruments With Off-Balance Sheet Risk (Continued)

At December 31, 2010 and 2009, commitments under standby letters of credit were approximately $2,494,000 and $2,571,000, respectively. Undisbursed loan commitments aggregated approximately $21,130,000 and $14,248,000 at December 31, 2010 and 2009, respectively. Approximately $1,879,000 of the $21,130,000 and $479,000 of the $14,248,000 undisbursed loan commitments at December 31, 2010 and December 31, 2009, respectively, represented fixed rate loan commitments for which the interest rates committed ranged from 2.05% to 18.00% at December 31, 2010 and 3.98% to 21.00% at December 31, 2009.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Company has not been required to perform on any financial guarantees during any of the periods presented. The Company has not incurred any losses on its commitments for the years ended December 31, 2010 and 2009.

Note 16. Earnings Per Common Share
Earnings per common share have been computed based on the following:

2010

Net income	$843,305

Average number of common shares outstanding	2,511,543

Effect of dilutive stock options	206

Average number of common shares outstanding used to calculate diluted earnings per common share	2,511,749

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 17. Quarterly Data (Unaudited)

	Years Ended December 31,
	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$3,695,757	$3,647,510	$3,629,285	$3,556,369	$3,547,950	$3,608,877	$3,719,076	$3,791,967
Interest expense	963,361	1,097,356	1,144,009	1,155,580	1,286,428	1,367,696	1,450,273	1,553,015

Net interest income	2,732,396	2,550,154	2,485,276	2,400,789	2,261,522	2,241,181	2,268,803	2,238,952

Provision for loan losses	603,419	423,925	473,910	209,776	477,537	428,270	48,059	69,674

Net interest income after provision for loan losses	2,128,977	2,126,229	2,011,366	2,191,013	1,783,985	1,812,911	2,220,744	2,169,278

Noninterest income	1,190,152	1,103,729	1,167,943	944,061	1,104,898	1,076,823	1,271,053	1,217,345
Noninterest expenses	2,666,885	2,743,625	2,765,271	3,850,991	2,648,619	2,629,979	2,790,488	2,598,613

Income (loss) before income taxes	652,244	486,333	414,038	(715,917)	240,264	259,755	701,309	788,010
Income taxes	52,099	136,985	114,281	(309,972)	186,451	52,119	118,425	287,265

Net income (loss)	$600,145	$349,348	$299,757	$(405,945)	$53,813	$207,636	$582,884	$500,745

Earnings (loss) per common share:
Basic	$0.24	$0.13	$0.11	$(0.15)	N/A	N/A	N/A	N/A

Diluted	$0.24	$0.13	$0.11	$(0.15)	N/A	N/A	N/A	N/A

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 18. Condensed Financial Statements of Parent Company
Financial information pertaining only to Athens Bancshares Corporation is as follows:
Balance Sheet

December 31, 2010

Assets

Cash and due from banks	$8,982,678
Investment in wholly owned subsidiary	38,001,035
Other assets	2,625,188

Total assets	$49,608,901

Liabilities and Stockholders’ Equity

Accrued expenses	$31,706

Total liabilities	31,706

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,475,082 outstanding at December 31, 2010	27,773
Additional paid-in capital	26,494,832
Common stock acquired by benefit plans:
Restricted stock	(1,085,423)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(2,073,680)
Retained earnings	26,086,719
Accumulated other comprehensive income	126,974

Total stockholders’ equity	49,577,195

Total liabilities and stockholders’ equity	$49,608,901

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
Note 18. Condensed Financial Statements of Parent Company (Continued)
Statement of Income

Year Ended December 31, 2010

Income

Interest income	$103,657

Equity in undistributed earnings of subsidiary	1,657,597

Total income	1,761,254
Operating expenses	1,439,739

Income before income taxes	321,515
Applicable income tax (benefit)	(521,790)

Net income	$843,305

Statement of Cash Flows

Cash flows from operating activities:
Net income	$843,305
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(1,657,597)
Increase in other assets and liabilities	(393,900)

Net cash used in operating activities	(1,208,192)

Cash flows from investing activities:
Capital contribution to subsidiary	(12,753,600)

Cash flows from financing activities:
Proceeds from issuance of common stock	24,285,400
Dividends paid	(255,507)
Stock purchased by restricted stock trust	(1,085,423)

Net cash provided by financing activities	22,944,470

Net increase in cash and cash equivalents	8,982,678
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$8,982,678

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENS BANCSHARES CORPORATION
Date: March 18, 2011	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey L. Cunningham Jeffrey L. Cunningham	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2011

/s/ Michael R. Hutsell Michael R. Hutsell	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 18, 2011

/s/ Dr. James L. Carter, Jr. Dr. James L. Carter, Jr.	Director	March 18, 2011

/s/ Elaine M. Cathcart Elaine M. Cathcart	Director	March 18, 2011

/s/ G. Scott Hannah	Director	March 18, 2011
G. Scott Hannah

/s/ G. Timothy Howard G. Timothy Howard	Director	March 18, 2011

/s/ Myra NanDora Jenne Myra NanDora Jenne	Director	March 18, 2011

/s/ M. Darrell Murray	Director	March 18, 2011
M. Darrell Murray

/s/ Lyn B. Thompson Lyn B. Thompson	Director	March 18, 2011

/s/ Larry D. Wallace	Director	March 18, 2011
Larry D. Wallace