Form 10-Q
period 2011-03-31
Athens Bancshares Corp
filed 2011-05-13
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2011, the number of shares of common stock outstanding was 2,777,250.

ATHENS BANCSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$2,427,298	$2,422,881
Federal funds sold	2,250,000	4,825,000
Interest-bearing deposits in banks	7,580,311	7,068,418

Total cash and cash equivalents	12,257,609	14,316,299

Interest-bearing time deposits in banks	747,000	747,000
Securities available for sale	47,056,693	41,537,586
Securities held to maturity (fair value approximates $16 and $26 at March 31, 2011 and December 31, 2010, respectively)	16	25
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $3,911,953 and $3,965,395 at March 31, 2011 and December 31, 2010, respectively	201,515,532	199,386,478
Premises and equipment, net	4,638,197	4,701,660
Accrued interest receivable	1,313,130	1,111,043
Cash surrender value of bank owned life insurance	8,999,966	8,924,120
Foreclosed real estate	1,064,015	1,102,527
Other assets	3,157,416	3,289,029

Total assets	$283,648,374	$278,014,567

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$12,269,511	$10,808,127
Interest-bearing	207,987,510	204,879,217

Total deposits	220,257,021	215,687,344

Accrued interest payable	219,016	224,890
Securities sold under agreements to repurchase	1,779,755	794,732
Federal Home Loan Bank advances	8,185,596	8,213,861
Accrued expenses and other liabilities	3,398,107	3,516,545

Total liabilities	233,839,495	228,437,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,553,218 outstanding at March 31, 2011 and 2,475,082 outstanding at December 31, 2010	27,773	27,773
Additional paid-in capital	26,514,507	26,494,832
Common stock acquired by benefit plans:
Restricted stock	(1,257,144)	(1,085,423)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(2,073,680)	(2,073,680)
Retained earnings	26,472,094	26,086,719
Accumulated other comprehensive income	125,329	126,974

Total stockholders’ equity	49,808,879	49,577,195

Total liabilities and stockholders’ equity	$283,648,374	$278,014,567

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$3,285,566	$3,238,929
Dividends	32,880	32,880
Securities and interest-bearing deposits in other banks	338,516	284,560

Total interest income	3,656,962	3,556,369

Interest expense:
Deposits	786,932	1,059,298
Federal funds purchased and securities sold under agreements to repurchase	362	1,536
Federal Home Loan Bank advances	88,033	94,746

Total interest expense	875,327	1,155,580

Net interest income	2,781,635	2,400,789

Provision for loan losses	211,445	209,776

Net interest income after provision for loan losses	2,570,190	2,191,013

Noninterest income:
Customer service fees	417,842	397,770
Other charges and fees	370,918	334,305
Investment sales commissions	110,085	66,431
Increase in cash surrender value of life insurance	86,964	63,438
Other noninterest income	81,765	82,117

Total noninterest income	1,067,574	944,061

Noninterest expenses:
Salaries and employee benefits	1,563,570	1,527,559
Occupancy and equipment	312,651	336,891
Federal deposit insurance premiums	63,260	96,386
Data processing	161,264	159,732
Advertising	44,184	38,479
Other operating expenses	695,585	1,691,944

Total noninterest expenses	2,840,514	3,850,991

Income (loss) before income taxes	797,250	(715,917)

Income tax expense (benefit)	283,381	(309,972)

Net income (loss)	$513,869	$(405,945)

Earnings (loss) per common share:
Basic	$0.20	$(0.15)
Diluted	$0.20	(0.15)
Dividends per common share	$0.05	N/A
The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011
(Unaudited)

					Common	Accumulated
			Additional		Stock	Other
	Comprehensive	Common	Paid-In	Retained	Acquired By	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Benefit Plans	Income	Total

Balance, December 31, 2010		$27,773	$26,494,832	$26,086,719	$(3,159,103)	$126,974	$49,577,195

Comprehensive income:
Net income	$513,869	—	—	513,869	—	—	513,869
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $1,009	(1,645)	—	—	—	—	(1,645)	(1,645)

Total comprehensive income	$512,224

Dividends — $0.05 per share		—	—	(128,494)	—	—	(128,494)
Purchase and release of restricted stock plan shares		—	19,675	—	(171,721)	—	(152,046)

Balance, March 31, 2011		$27,773	$26,514,507	$26,472,094	$(3,330,824)	$125,329	$49,808,879

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$513,869	$(405,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	105,415	130,969
Amortization of securities and other assets	90,493	53,463
Provision for loan losses	211,445	209,776
Deferred income taxes	84,874	121,829
Other gains and losses, net	(13,337)	21,520
Stock compensation expense	73,734	—
Net change in:
Cash surrender value of life insurance	(75,846)	(53,003)
Loans held for sale	71,900	(199,250)
Accrued interest receivable	(202,087)	(90,138)
Accrued interest payable	(5,874)	(1,089)
Prepaid FDIC assessment	63,737	81,612
Other assets and liabilities	(153,420)	185,147

Net cash provided by operating activities	764,903	54,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(9,592,669)	(9,335,300)
Maturities, prepayments and calls	3,999,407	1,137,073
Securities held to maturity:
Principal repayments received	9	11
Loan originations and principal collections, net	(2,883,846)	(3,973,008)
Purchases of premises and equipment	(41,952)	(92,190)
Proceeds from sale of foreclosed real estate	523,297	353,930

Net cash used in investing activities	(7,995,754)	(11,909,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,569,677	(23,119,547)
Net increase in securities sold under agreements to repurchase	985,023	283,142
Repayment of Federal Home Loan Bank advances	(28,265)	(2,027,177)
Proceeds from issuance of common stock	—	24,285,400
Dividends paid	(128,494)	—
Stock purchased by restricted stock trust	(225,780)	—

Net cash provided by (used in) financing activities	5,172,161	(578,182)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,058,690)	(12,432,775)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,316,299	40,707,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,257,609	$28,274,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$881,201	$1,156,669
Income taxes paid	49,150	69,909

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$507,574	$832,100

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies
The accounting and reporting policies of Athens Bancshares Corporation (the “Company”) and subsidiary conform with United States generally accepted accounting principles (“GAAP”) and practices within the banking industry. The Financial Accounting Standards Board (“FASB”) has adopted the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative GAAP for SEC registrants.
The policies that materially affect financial position and results of operations are summarized as follows:
Interim Financial Information (Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.
Nature of operations
The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland Finance, Inc. (“Southland”) is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies (Continued)
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment of securities, and the fair value of financial statements.
Recent Accounting Pronouncements
In January 2011, the FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20. This update defers the effective date of reporting troubled debt restructuring (“TDR”) credit quality disclosures until the additional guidance is issued that clarifies what constitutes a TDR.
In April 2011, the FASB issued Accounting Standards Update 2011-02, The Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This update provides additional guidance in determining what is considered a TDR. The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. We are currently evaluating the impact of this update to our consolidated financial statements.
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
The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Basic earnings/(loss) per share calculation:
Numerator: Net income/(loss) available to common shareholders	$513,869	$(405,945)

Denominator: Weighted average common shares outstanding	2,545,034	2,777,250
Effect of dilutive stock options	29,865	—

Diluted shares	2,574,899	2,777,250

Basic earnings/(loss) per share	$0.20	$(0.15)

Diluted earnings/(loss) per share	$0.20	$(0.15)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Securities
The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$32,866,576	$197,960	$(257,076)	$32,807,460

Mortgage-backed and related securities (1)	8,614,532	369,435	(17,911)	8,966,056

State and municipal securities	5,373,442	10,280	(100,545)	5,283,177

	$46,854,550	$577,675	$(375,532)	$47,056,693

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$16	$—	$—	$16

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$29,389,077	$206,789	$(257,160)	$29,338,706

Mortgage-backed and related securities (1)	6,269,479	402,284	(624)	6,671,139

State and municipal securities	5,674,233	443	(146,935)	5,527,741

	$41,332,789	$609,516	$(404,719)	$41,537,586

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$25	$1	$—	$26

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities (Continued)
The amortized cost and estimated market value of securities at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,039,193	$2,051,141	$—	$—
Due after one year through five years	29,288,944	29,206,672	—	—
Due five years to ten years	3,216,301	3,186,978	—	—
Due after ten years	3,695,580	3,645,846	—	—
Mortgage-backed securities	8,614,532	8,966,056	16	16

Total	$46,854,550	$47,056,693	$16	$16

	December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,376,700	$7,356,405	$—	$—
Due after one year through five years	20,774,132	20,715,338	—	—
Due five years to ten years	3,217,241	3,179,863	—	—
Due after ten years	3,695,237	3,614,841	—	—
Mortgage-backed securities	6,269,479	6,671,139	25	26

Total	$41,332,789	$41,537,586	$25	$26

No realized gains or losses were recognized for the three-month period ended March 31, 2011, or for the year ended December 31, 2010.
The Company has pledged securities with carrying values of approximately $17,338,000 and $18,177,000 (which approximates fair values) to secure deposits of public and private funds as of March 31, 2011 and December 31, 2010, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities (Continued)
Securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$15,058	$(257)	$—	$—	$15,058	$(257)

Mortgage-backed and related securities	2,910	(18)	46	—	2,956	(18)

State and municipal securities	3,426	(59)	334	(42)	3,760	(101)

	$21,394	$(334)	$380	$(42)	$21,774	$(376)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$12,803	$(257)	$—	$—	$12,803	$(257)

Mortgage-backed and related securities	46	(1)	53	—	99	(1)

State and municipal securities	4,896	(102)	332	(45)	5,228	(147)

	$17,745	$(360)	$385	$(45)	$18,130	$(405)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment — Debt and Equity Securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities (Continued)
At March 31, 2011, the 21 securities with unrealized losses have depreciated 1.70 percent from the Company’s amortized cost basis. At December 31, 2010, the 19 securities with unrealized losses have depreciated 2.19 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2011 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2011 are warranted.
Note 3.	Loans and Allowances for Loan Losses
The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)
The Company’s loans consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$80,126,574	$79,373,610
Residential multifamily (5 or more units)	20,816,306	20,851,097
Commercial	46,271,708	43,733,879
Construction and land	19,480,730	19,837,210

	166,695,318	163,795,796

Commercial loans	11,868,047	12,765,618

Consumer and equity lines of credit	27,456,236	27,335,361

Total loans	206,019,601	203,896,775

Less: Allowance for loan losses	(3,911,953)	(3,965,395)
Unearned interest and fees	(365,929)	(323,515)
Net deferred loan origination fees	(226,187)	(221,387)

Loans, net	$201,515,532	$199,386,478

The following presents activity in the allowance for loan losses for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31,	December 31,
	2011	2010

Beginning balance	$3,965,395	$3,412,963
Provision for loan losses	211,444	1,711,030
Loans charged-off	(287,375)	(1,272,953)
Recoveries	22,489	114,355

Ending balance	$3,911,953	$3,965,395

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)
The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves- impaired loans	$420,671	$520,654	$122,651	$551,997	$159,704	$—	$1,775,677

General reserves	168,601	595,147	814,574	201,584	337,093	19,277	2,136,276

Total reserves	$589,272	$1,115,801	$937,225	$753,581	$496,797	$19,277	$3,911,953

Loans individually evaluated for impairment	$2,369,222	$6,515,236	$2,504,430	$1,642,613	$722,822		$13,754,323

Loans collectively evaluated for impairment	9,498,825	73,611,338	64,583,584	17,838,117	26,733,414		192,265,278

Total	$11,868,047	$80,126,574	$67,088,014	$19,480,730	$27,456,236		$206,019,601

	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves- impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$—	$1,759,734

General reserves	206,428	742,610	807,249	198,709	225,809	24,856	2,205,661

Total reserves	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395

Loans individually evaluated for impairment	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627		$9,678,834

Loans collectively evaluated for impairment	10,123,882	76,928,303	61,936,469	18,135,553	27,093,734		194,217,941

Total	$12,765,618	$79,373,610	$64,584,976	$19,837,210	$27,335,361		$203,896,775

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)
The following table details the changes in the allowance for loan losses during the three months ended March 31, 2011 by class of loan:

			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Charge-offs	—	—	(244,051)	—	(43,324)	—	(287,375)
Recoveries	700	44	—	—	21,745	—	22,489
Provision charged to operations	64,582	51,543	(118,342)	20,135	199,105	(5,579)	211,444

Balance, March 31, 2011	$589,272	$1,115,801	$937,225	$753,581	$496,797	$19,277	$3,911,953

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$—	$1,001,835	$1,239,579	$61,181	$136,322	$2,438,917

With a valuation allowance	2,369,222	5,513,401	1,264,851	1,581,432	586,500	11,315,406

Total impaired loans	$2,369,222	$6,515,236	$2,504,430	$1,642,613	$722,822	$13,754,323

Valuation allowance related to impaired loans	$420,671	$520,654	$122,651	$551,997	$159,704	$1,775,677

Average investment in impaired loans	$2,618,516	$3,617,631	$2,702,389	$1,645,822	$549,019	$11,133,377

Interest income recognized on impaired loans	$29,615	$28,081	$24,689	$3,451	$3,873	$89,709

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$29,662	$807,616	$729,037	$154,035	$—	$1,720,350

With a valuation allowance	2,612,074	1,637,691	1,919,470	1,547,622	241,627	7,958,484

Total impaired loans	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627	$9,678,834

Valuation allowance related to impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$1,759,734

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

Average investment in impaired loans:	$9,022,095

Interest income recognized on impaired loans:	$600,000

The following presents an aged analysis of past due loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Greater Than				Recorded
		90 Days				Investment ≥ 90
	30-89 Days	Past Due And	Total			Days and
	Past Due	Non-accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$786,027	$136,841	$922,868	$79,203,706	$80,126,574	$—
Commercial real estate and multifamily	—	—	—	67,088,014	67,088,014	—
Construction and land	—	1,010,223	1,010,223	18,470,507	19,480,730	—
Commercial	—	38,000	38,000	11,830,047	11,868,047	—
Consumer and other	111,561	57,058	168,619	27,287,617	27,456,236	12,735

Total	$897,588	$1,242,122	$2,139,710	$203,879,891	$206,019,601	$12,735

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
		Greater Than				Recorded
		90 Days				Investment ≥ 90
	30-89 Days	Past Due And	Total			Days and
	Past Due	Non-accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$689,195	$632,421	$1,321,616	$78,051,994	$79,373,610	$63,740
Commercial real estate and multifamily	131,849	326,635	458,484	64,126,492	64,584,976	53,515
Construction and land	—	974,445	974,445	18,862,765	19,837,210	—
Commercial	6,618	38,000	44,618	12,721,000	12,765,618	—
Consumer and other	164,427	67,509	231,936	27,103,425	27,335,361	9,490

Total	$992,089	$2,039,010	$3,031,099	$200,865,676	$203,896,775	$126,745

Credit quality indicators:
Federal regulations require us to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.
The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$72,109,334	$1,502,004	$6,507,673	$—	$7,563	$80,126,574
Commercial real estate and multifamily	64,583,584	—	2,504,430	—	—	67,088,014
Construction and land	17,389,436	448,681	1,642,613	—	—	19,480,730
Commercial	9,496,783	2,043	2,126,446	—	242,775	11,868,047
Consumer and other	26,542,275	191,138	695,600	—	27,223	27,456,236

Total	$190,121,412	$2,143,866	$13,476,762	$—	$277,561	$206,019,601

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,953,467	$1,974,836	$2,445,307	$—	$—	$79,373,610
Commercial real estate and multifamily	61,936,469	—	2,648,507	—	—	64,584,976
Construction and land	17,714,246	421,307	1,701,657	—	—	19,837,210
Commercial	10,104,402	19,481	2,431,504	—	210,231	12,765,618
Consumer and other	26,982,454	111,279	226,622	—	15,006	27,335,361

Total	$191,691,038	$2,526,903	$9,453,597	$—	$225,237	$203,896,775

At March 31, 2011 and December 31, 2010, the Company had loans of $5,677,000 and $6,057,000, respectively, that were modified in trouble debt restructuring and impaired.
Note 4.	Fair Value Disclosures
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the ASC Topic 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at March 31, 2011 and December 31, 2010.
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
Loans:
For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Fair Value Disclosures (Continued)
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$32,807,460	$—	$32,807,460	$—
Mortgage-backed securities	8,966,056	—	8,966,056	—
State and municipal securities	5,283,177	—	5,283,177	—

Total securities available for sale	$47,056,693	$—	$47,056,693	$—

Cash surrender value of bank owned life insurance	$8,999,966	$—	$8,999,966	$—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$29,338,706	$—	$29,338,706	$—
Mortgage-backed securities	6,671,139	—	6,671,139	—
State and municipal securities	5,527,741	—	5,527,741	—

Total securities available for sale	$41,537,586	$—	$41,537,586	$—

Cash surrender value of bank owned life insurance	$8,924,120	$—	$8,924,120	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Fair Value Disclosures (Continued)
The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,539,729	$—	$9,501,729	$38,000
Foreclosed real estate	1,064,015	—	1,064,015	—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,198,750	$—	$6,126,747	$72,003
Foreclosed real estate	1,102,527	—	1,102,527	—
The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$12,258	$12,258	$14,316	$14,316
Interest-bearing time deposits in banks	747	747	747	747
Securities	47,057	47,057	41,538	41,538
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	201,516	204,029	199,386	201,211
Cash surrender value of bank owned life insurance	9,000	9,000	8,924	8,924
Accrued interest receivable	1,313	1,313	1,111	1,111

Financial liabilities:
Deposits	220,257	227,892	215,687	223,788
Securities sold under agreements to repurchase	1,780	1,780	795	795
Federal Home Loan Bank advances	8,186	8,413	8,214	8,486
Accrued interest payable	219	219	225	225

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares
2010 Equity Incentive Plan
The Athens Bancshares Corporation 2010 Equity Incentive Plan (“the 2010 Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held on July 14, 2010. Under the terms of the 2010 Plan, the Company may grant restricted stock awards and stock options to its employees, officers, and directors. The purpose of the 2010 Plan is to promote the success of the Company by linking the personal interests of its employees, officers, and directors to the interest of the Company’s shareholders, and by providing participants with an incentive for remarkable performance. All of the Company’s employees, officers, and directors are eligible to participate in the 2010 Plan.
Under terms of the 2010 Plan, the Company is authorized to issue up to 277,725 stock options and up to 111,090 shares of restricted stock.
The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2011 and 2010, the Company recorded stock compensation expense of $13,537 and $0, respectively. At March 31, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $257,000.
A summary of the activity in the 2010 Plan as of March 31, 2011, is presented in the following table:

Three Months Ended March 31, 2011
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)

Outstanding at beginning of year	236,062	$11.50
Granted	—	N/A
Exercised	—	N/A
Forfeited	—	N/A

Outstanding at March 31, 2011	236,062	11.50	$483,927

Options exercisable at March 31, 2011	—	N/A	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares (Continued)
2010 Equity Incentive Plan (Continued)
(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on changes in the market value of the Company’s stock.
Other information regarding options outstanding and exercisable as of March 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
Exercise	of	Exercise	Life	of	Exercise
Price	Shares	Price	In Years	Shares	Price

$11.50	236,062	$11.50	9.75	—	$—
Information pertaining to non-vested options for the year ended March 31, 2011, is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Non-vested options, December 31, 2010	236,062	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, March 31, 2011	236,062	$1.27

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares (Continued)
2010 Equity Incentive Plan (Continued)
On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the three months ended March 31, 2011, the Company recognized $60,197 in compensation expense attributable to the 94,426 shares that have been awarded.
A summary of activity for unvested restricted awards for the three months ended March 31, 2011 is as follows:

		Grant Date Weighted-
	Number	Average Cost

Unvested at January 1, 2011	—	$—
Shares awarded	94,426	12.75
Restrictions lapsed and shares released	—	—
Shares forfeited	—	—

Unvested at March 31, 2011	94,426	$12.75

Employee Stock Ownership Plan (ESOP)
The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who meet certain age and eligibility requirements. As part of the Company’s initial public offering, the ESOP purchased 222,180 shares, or approximately 8% of the 2,777,250 shares issued, with the proceeds of a 15 year loan from the Company which is payable in annual installments and bears interest at 3.25%.
The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the unallocated shares, which are held in a suspense account, and are allocated among the participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to the participant and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares (Continued)
Employee Stock Ownership Plan (ESOP) (Continued)
As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the three months ended March 31, 2011. A detail of ESOP shares as of March 31, 2011, is as follows:

Allocated shares	14,812
Unallocated shares	207,368

Total ESOP shares	222,180

Fair value of unreleased shares at March 31, 2011	$2,809,836

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
During the three-month period ended March 31, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Assets. Total assets increased from $278.0 million at December 31, 2010 to $283.6 million at March 31, 2011.
Cash and Cash Equivalents. Total cash and cash equivalents decreased $2.0 million, or 14.0% from $14.3 million at December 31, 2010 to $12.3 million at March 31, 2011 due primarily to increases in loans and securities in order to improve yield.
Loans. Net loans receivable increased $2.1 million, or 1.1% from $199.4 million at December 31, 2010 to $201.5 million at March 31, 2011, primarily as a result of the funding of a $5.0 million loan to purchase an assisted living facility in Lake Wells, Florida and the subsequent repayment of $3.9 million of this loan to the prior owner. The Bank maintained a participation interest on the prior loan on this facility with another bank.
Securities. Total securities increased $5.6 million, or 13.5% from $41.5 million at December 31, 2010 to $47.1 million at March 31, 2011, primarily as a result of $9.5 million in purchases of agency securities, partially offset by the $3.0 million call of an agency security and the $300,000 call of a municipal security during the period. The purchases were funded from available cash.
Deposits. Total deposits increased $4.6 million, or 2.1% from $215.7 million at December 31, 2010 to $220.3 million at March 31, 2011. The primary reason for the increase in deposits was a $5.6 million increase in demand and NOW accounts primarily due to a $4.5 million increase in non-personal NOW accounts relating to two public entities. Other increases were in non-interest bearing demand deposits of $1.5 million and savings deposit accounts of $1.2 million, partially offset by decreases of $594,000 and $3.1 million in money market accounts and certificates of deposit, respectively.

Borrowings. Federal Home Loan Bank borrowings decreased $28,000 from $8.2 million at December 31, 2010 to $8.2 million at March 31, 2011. The slight decrease was due to principal payments on an amortizing advance.
Stockholders’ Equity. Stockholders’ equity increased $232,000 or 0.5% from $49.6 million at December 31, 2010 to $49.8 million at March 31, 2011. The primary reasons for the increase include net income for the first quarter of $514,000, dividends declared and paid on outstanding shares (other than unallocated ESOP shares) in the first quarter of $128,000, additional open market purchases of stock to be available for restricted stock grants under the 2010 Plan of $226,000 partially offset by a $74,000 increase related to expense for the period on grants of options and restricted stock.
Results of Operations for the Three Months Ended March 31, 2011 and 2010
Overview. The Company reported net income of $514,000, or $0.20 basic earnings per share, for the three-month period ended March 31, 2011, compared to a net loss of ($406,000) or ($0.15) basic earnings per share, for the same period in 2010. The net loss in 2010 was primarily a result of the $1.1 million contribution to the Athens Federal Foundation in connection with the closing of the Bank’s stock conversion.
Net Interest Income. Net interest income after provision for loan losses increased $379,000 or 17.3% for the three months ended March 31, 2011 compared to the same period in 2010, primarily as a result of a decrease in interest expense on deposits.
Total interest income increased $101,000 or 2.8%, from $3.6 million for the three months ended March 31, 2010 to $3.7 million for the three months ended March 31, 2011. The increase was primarily the result of a $47,000 increase in interest income on loans and a $54,000 increase in interest on securities and interest bearing deposits in other banks. The increases were primarily due to the combined effect of increases in average balances partially offset by a decrease in market interest rates.
Total interest expense decreased $280,000 or 24.3% from $1.2 million for the three months ended March 31, 2010 to $875,000 for the three months ended March 31, 2011. The decrease was primarily a result of a $272,000 decrease in interest on deposits and a $7,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.
Provision for Loan Losses. The provision for loan losses was $211,000 for the three months ended March 31, 2011 compared to $210,000 for the same period in 2010.
Non-performing loans net of specific valuation allowances, decreased $784,000 from $2.0 million at December 31, 2010 to $1.3 million at March 31, 2011. Non-performing residential mortgage loans and commercial mortgage loans decreased $496,000 and $291,000 respectively, while non-performing consumer loans increased $3,000. The balance of non-performing loans, net of specific valuation allowances at March 31, 2011, includes nonaccrual loans of $1.2 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at March 31, 2011. The balance of nonaccrual loans, net of specific valuation allowances, at March 31, 2011 consists of $137,000 in residential mortgage loans, $1.0 million in commercial mortgage loans, $38,000 in commercial business loans and $57,000 in consumer loans.
Net charge-offs were $265,000 for the three months ended March 31, 2011 compared to $619,000 for the same period in 2010. Charge-offs totaling ($287,000) were recorded during the quarter ended March 31, 2011 in connection with commercial mortgage loans ($244,000) and consumer loans ($43,000).
The allowance for loan losses was $3.9 million at March 31, 2011. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date. The consistent application of management’s allowance for loan losses methodology resulted in a decrease in the level of the allowance for loan losses consistent with the decrease in non-performing loans.

Non-interest Income. Non-interest income increased $124,000, or 13.1%, to $1.1 million for the three months ended March 31, 2011 compared to $944,000 for the same period in 2010, primarily due to increases in income related to investment sales commissions. Income from investment sales commissions increased $44,000, primarily due to increased sales of investment products as a result of partial recovery of investment markets. Loan fees related to consumer and commercial loan servicing and origination increased $20,000 primarily due to an increase in the volume of loan originations. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased $7,000 while income from TiServ and Valley Title Services, LLC increased $8,500, primarily due to increased volume of mortgage loan originations during the quarter ended March 31, 2011 as compared to the same period in 2010. The increased volume is primarily a result of continued stable market interest rates. Income from the increase in cash value of life insurance increased $24,000 primarily due to the purchase of $2.0 million of additional bank owned life insurance in the second quarter of 2010. Income related to debit card usage increased $39,000 primarily due to increased levels of checking accounts with debit cards in use and efforts to promote increased debit card usage as opposed to checks, which was partially offset by a $19,000 decrease in other deposit related fees, primary due to a reduction in non-sufficient funds charges on deposit accounts.
Non-interest Expense. Non-interest expense decreased $1.0 million, or 26.2%, to $2.8 million for the 2011 period compared to $3.9 million for the same period in 2010. The primary reason for the decrease in non-interest expense was the contribution of $1.1 million in stock and cash to the Athens Federal Foundation upon completion of the Bank’s mutual to stock conversion in January 2010. Other changes in non-interest expense include a $36,000 increase in salary and employee benefits expense primarily due to expense related to the 2010 Plan, a $24,000 decrease in occupancy and equipment expense primarily related to reductions in depreciation expense, a $33,000 reduction in federal deposit insurance premiums due to a decrease in the level of insured deposits and increases in data processing and advertising expenses of $2,000 and $6,000 respectively.
Income tax Expense. The Company had an income tax expense of $283,000 for the three month period ended March 31, 2011 as compared to an income tax benefit of ($310,000) for the same period in 2010. The primary reason for the change was the tax benefit received from the contribution to the Athens Federal Foundation during 2010.
Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consists of the net income (loss) and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $512,000 for the period ended March 31, 2011 compared to comprehensive loss of ($295,000) for the period ended March 31, 2010. The increase was primarily a result of the $920,000 increase in net income period over period.
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
The Bank regularly adjusts our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of its asset/liability management policy.
The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $12.3 million. Securities classified as available-for-sale, amounting to $47.1 million and interest-bearing time deposits in banks of $747,000 at March 31, 2011, provide additional sources of liquidity. In addition, at March 31, 2011, the Bank had the ability to borrow a total of approximately $24.3 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2011, the Bank had $8.2 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.
The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $8.5 million at March 31, 2011.
Capital Management. The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.5%, 13.5% and 19.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
Dividends. The Board of Directors of the Company declared and paid dividends per common share of $128,000 during the three months ended March 31, 2011. The dividend payout ratio for the first three months of 2011, representing dividends per share divided by diluted earnings per share, was 25.0%. The dividend payout is continually reviewed by management and the Board of Directors.
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
For the three months ended March 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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
We believe that, at March 31, 2011, there has not been any material change in the disclosure regarding this item as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 18, 2011.

Item 4.	Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 18, 2011. As of March 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

ATHENS BANCSHARES CORPORATION
Dated: May 12, 2011	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: May 12, 2011	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)