Form 10-Q
period 2011-06-30
Athens Bancshares Corp
filed 2011-08-15
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2011, the number of shares of common stock outstanding was 2,761,695.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$10,083,717	$4,475,324
Federal funds sold	2,250,000	4,825,000
Interest-bearing deposits in banks	5,015,976	5,015,975

Total cash and cash equivalents	17,349,693	14,316,299

Interest-bearing time deposits in banks	747,000	747,000
Securities available for sale	41,920,925	41,537,586
Securities held to maturity (fair value approximates $6 and $26 at June 30, 2011 and December 31, 2010, respectively)	6	25
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $4,550,604 and $3,965,395 at June 30, 2011 and December 31, 2010, respectively	202,028,360	199,386,478
Premises and equipment, net	4,647,083	4,701,660
Accrued interest receivable	1,084,031	1,111,043
Cash surrender value of bank owned life insurance	9,074,899	8,924,120
Foreclosed real estate	646,595	1,102,527
Other assets	2,992,274	3,289,029

Total assets	$283,389,666	$278,014,567

LIABILITIES AND EQUITY

LIABILITIES

Deposits:
Noninterest-bearing	$11,501,883	$10,808,127
Interest-bearing	207,866,324	204,879,217

Total deposits	219,368,207	215,687,344

Accrued interest payable	204,921	224,890
Securities sold under agreements to repurchase	1,764,732	794,732
Federal Home Loan Bank advances	8,157,053	8,213,861
Accrued expenses and other liabilities	3,673,507	3,516,545

Total liabilities	233,168,420	228,437,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,765,820 outstanding at June 30, 2011 and 2,777,250 at December 31, 2010	27,658	27,773
Additional paid-in capital	26,425,140	26,494,832
Common stock acquired by benefit plans:
Restricted stock	(1,203,085)	(1,085,423)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(2,073,680)	(2,073,680)
Retained earnings	26,516,687	26,086,719
Accumulated other comprehensive income	528,526	126,974

Total stockholders’ equity	50,221,246	49,577,195

Total liabilities and stockholders’ equity	$283,389,666	$278,014,567

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$3,283,680	$3,283,335	$6,569,246	$6,522,264
Dividends	38,935	37,307	71,815	70,187
Securities	313,469	288,385	640,724	547,829
Interest-bearing deposits in other banks	11,816	20,258	23,077	45,374

Total interest income	3,647,900	3,629,285	7,304,862	7,185,654

Interest expense:
Deposits	766,788	1,052,863	1,553,720	2,112,161
Fed funds purchased and securities sold under agreements to repurchase	459	1,334	821	2,870
Federal Home Loan Bank advances	88,710	89,812	176,743	184,558

Total interest expense	855,957	1,144,009	1,731,284	2,299,589

Net interest income	2,791,943	2,485,276	5,573,578	4,886,065

Provision for loan losses	783,906	473,910	995,351	683,686

Net interest income after provision for loan losses	2,008,037	2,011,366	4,578,227	4,202,379

Noninterest income:
Customer service fees	482,905	469,180	900,747	866,950
Other charges and fees	381,598	377,774	752,516	712,079
Investment sales commissions	89,629	63,764	199,714	130,195
Increase in cash surrender value of life insurance	86,874	76,161	173,838	139,599
Other noninterest income	89,425	181,064	171,190	263,181

Total noninterest income	1,130,431	1,167,943	2,198,005	2,112,004

Noninterest expenses:
Salaries and employee benefits	1,619,576	1,522,866	3,266,481	3,058,825
Occupancy and equipment	336,467	352,013	649,118	688,904
Federal deposit insurance premiums	71,570	86,595	134,830	182,981
Data processing	178,747	161,247	340,011	320,979
Advertising	55,765	44,946	99,949	83,425
Other operating expenses	600,510	597,604	1,212,760	2,281,148

Total noninterest expenses	2,862,635	2,765,271	5,703,149	6,616,262

Income (loss) before income taxes	275,833	414,038	1,073,083	(301,879)

Income tax (benefit) expense	58,701	114,281	342,082	(195,691)

Net income (loss)	$217,132	$299,757	$731,001	$(106,188)

Earnings (loss) per common share
Basic	$0.09	$0.11	$0.29	$(0.04)
Diluted	$0.08	$0.11	$0.28	$(0.04)
Dividends per common share	$0.05	N/A	$0.10	N/A
The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(Unaudited)

					Common	Accumulated
			Additional		Stock	Other
	Comprehensive	Common	Paid-In	Retained	Acquired By	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Benefit Plans	Income	Total

Balance, December 31, 2010		$27,773	$26,494,832	$26,086,719	$(3,159,103)	$126,974	$49,577,195

Comprehensive income:
Net income	$731,001	—	—	731,001	—	—	731,001
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $(246,112)	401,552	—	—	—	—	401,552	401,552

Total comprehensive income	$1,132,553

Dividends — $0.10 per share		—	—	(256,988)	—	—	(256,988)
Purchase and release of restricted stock plan shares		—	(108,118)	—	(117,662)	—	(225,780)
Stock compensation expense		—	147,468	—	—	—	147,468
Purchase of Company common stock		(115)	(109,042)	(44,045)	—	—	(153,202)

Balance, June 30, 2011		$27,658	$26,425,140	$26,516,687	$(3,276,765)	$528,526	$50,221,246

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$731,001	$(106,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	220,191	265,745
Amortization of securities and other assets	202,730	139,611
Provision for loan losses	995,351	683,686
Deferred income taxes	274,964	167,318
Other gains and losses, net	(68,432)	(17,182)
Stock compensation expense	147,468	—
Net change in:
Cash surrender value of life insurance	(150,779)	(96,008)
Loans held for sale	366,900	(407,670)
Accrued interest receivable	27,012	(137,057)
Accrued interest payable	(19,969)	(2,681)
Prepaid FDIC assessment	125,787	145,733
Other assets and liabilities	(231,129)	272,282

Net cash provided by operating activities	2,621,095	907,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	—	(216,000)
Securities available for sale:
Purchases	(9,520,985)	(12,944,570)
Maturities, prepayments and calls	9,620,563	2,592,467
Securities held to maturity:
Principal repayments received	19	19
Loan originations and principal collections, net	(4,533,056)	(8,411,288)
Purchases of premises and equipment	(165,614)	(120,628)
Purchase of bank owned life insurance	—	(2,200,000)
Proceeds from sale of foreclosed real estate	1,053,287	653,052

Net cash used in investing activities	(3,545,786)	(20,646,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,680,863	(17,036,874)
Net increase in securities sold under agreements to repurchase	970,000	1,432
Proceeds from issuance of common stock	—	24,285,400
Purchase of Company common stock	(153,202)	—
Dividends paid	(256,988)	—
Stock purchased by restricted stock trust	(225,780)	—
Repayment of Federal Home Loan Bank advances	(56,808)	(2,054,622)

Net cash provided by financing activities	3,958,085	5,195,336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,033,394	(14,544,023)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,316,299	40,707,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,349,693	$26,163,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,751,253	$2,302,270
Income taxes paid	504,464	327,327

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$565,049	$1,059,878

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial position and results of operations are summarized as follows:
Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.
Nature of operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. The Bank maintains two wholly owned subsidiaries: (i) Southland Finance, Inc. (“Southland”) is a consumer finance company with one branch located in Athens, Tennessee; and (ii) Ti-Serv, Inc. maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). The FASB determined that certain provisions relating to troubled debt restructurings (“TDR”) should be deferred until additional guidance and clarification on the definition of a TDR is issued.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-02 will have on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 will have on its consolidated financial statements.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.	Summary of Significant Accounting Policies (Continued)
The following is a summary of the basic and diluted earnings per share for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Basic earnings per share calculation:
Numerator: Net income available to common shareholders	$217,132	$299,757

Denominator: Weighted average. common shares outstanding	2,551,782	2,777,250
Effect of dilutive stock options	34,524	—

Diluted shares	$2,586,306	$2,777,250

Basic earnings per share	$0.09	$0.11

Diluted earnings per share	$0.08	$0.11

The following is a summary of the basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Basic earnings/(loss) per share calculation:
Numerator: Net income/(loss) available to common shareholders	$731,001	$(106,188)

Denominator: Weighted average common shares outstanding	2,548,426	2,777,250
Effect of dilutive stock options	32,208	—

Diluted shares	$2,580,634	$2,777,250

Basic earnings/(loss) per share	$0.29	$(0.04)

Diluted earnings/(loss) per share	$0.28	$(0.04)

Reclassifications

Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities
The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$27,739,277	$343,339	$(17,167)	$28,065,449

Mortgage-backed and related securities (1)	7,956,440	433,401	(167)	8,389,674

State and municipal securities	5,372,747	119,647	(26,592)	5,465,802

	$41,068,464	$896,387	$(43,926)	$41,920,925

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$6	$—	$—	$6

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$29,389,077	$206,789	$(257,160)	$29,338,706

Mortgage-backed and related securities (1)	6,269,479	402,284	(624)	6,671,139

State and municipal securities	5,674,233	443	(146,935)	5,527,741

	$41,332,789	$609,516	$(404,719)	$41,537,586

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$25	$1	$—	$26

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities (Continued)

The amortized cost and estimated market value of securities at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,064,344	$7,173,624	$—	$—
Due after one year through five years	21,136,330	21,357,345	—
Due five years to ten years	1,493,631	1,515,680	—	—
Due after ten years	3,417,719	3,484,602	—	—
Mortgage-backed securities	7,956,440	8,389,674	6	6

Total	$41,068,464	$41,920,925	$6	$6

	December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,376,700	$7,356,405	$—	$—
Due after one year through five years	20,774,132	20,715,338	—	—
Due five years to ten years	3,217,241	3,179,863	—	—
Due after ten years	3,695,237	3,614,841	—	—
Mortgage-backed securities	6,269,479	6,671,139	25	26

Total	$41,332,789	$41,537,586	$25	$26

No realized gains or losses were recognized for the six-month period ended June 30, 2011, or for the year ended December 31, 2010.

The Company has pledged securities with carrying values of approximately $13,412,000 and $18,177,000 (which approximates fair values) to secure deposits of public and private funds as of June 30, 2011 and December 31, 2010, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities (Continued)

Securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$5,981	$(17)	$—	$—	$5,981	$(17)

Mortgage-backed and related securities	23	—	18	—	41	—

State and municipal securities	578	(2)	351	(25)	929	(27)

	$6,582	$(19)	$369	$(25)	$6,951	$(44)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$12,803	$(257)	$—	$—	$12,803	$(257)

Mortgage-backed and related securities	46	(1)	53	—	99	(1)

State and municipal securities	4,896	(102)	332	(45)	5,228	(147)

	$17,745	$(360)	$385	$(45)	$18,130	$(405)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment — Debt and Equity Securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2.	Securities (Continued)

At June 30, 2011, the 7 securities with unrealized losses have depreciated 0.62 percent from the Company’s amortized cost basis. At December 31, 2010, the 19 securities with unrealized losses have depreciated 2.19 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2011 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2011 are warranted.

Note 3.	Loans and Allowances for Loan Losses
The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)
The Company’s loans consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$80,109,641	$79,373,610
Residential multifamily (5 or more units)	20,760,907	20,851,097
Commercial	46,082,607	43,733,879
Construction and land	21,252,863	19,837,210

	168,206,018	163,795,796

Commercial loans	11,983,662	12,765,618

Consumer and equity lines of credit	26,998,124	27,335,361

Total loans	207,187,804	203,896,775

Less: Allowance for loan losses	(4,550,604)	(3,965,395)
Unearned interest and fees	(391,343)	(323,515)
Net deferred loan origination fees	(217,497)	(221,387)

Loans, net	$202,028,360	$199,386,478

The following presents activity in the allowance for loan losses for the six months ended June 30, 2011 and the year ended December 31, 2010:

	June 30,	December 31,
	2011	2010

Beginning balance	$3,965,395	$3,412,963
Provision for loan losses	995,351	1,711,030
Loans charged-off	(456,651)	(1,272,953)
Recoveries	46,509	114,355

Ending balance	$4,550,604	$3,965,395

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
The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves-impaired loans	$478,552	$525,747	$141,567	$1,100,310	$154,488	$—	$2,400,664

General reserves	171,826	638,208	821,763	183,961	323,120	11,062	2,149,940

Total reserves	$650,378	$1,163,955	$963,330	$1,284,271	$477,608	$11,062	$4,550,604

Loans individually evaluated for impairment	$2,331,134	$4,589,346	$2,505,862	$2,556,848	$605,525		$12,588,715

Loans collectively evaluated for impairment	9,652,528	75,520,295	64,337,652	18,696,015	26,392,599		194,599,089

Total	$11,983,662	$80,109,641	$66,843,514	$21,252,863	$26,998,124		$207,187,804

	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves-impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$—	$1,759,734

General reserves	206,428	742,610	807,249	198,709	225,809	24,856	2,205,661

Total reserves	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395

Loans individually evaluated for impairment	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627		$9,678,834

Loans collectively evaluated for impairment	10,123,882	76,928,303	61,936,469	18,135,553	27,093,734		194,217,941

Total	$12,765,618	$79,373,610	$64,584,976	$19,837,210	$27,335,361		$203,896,775

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)
The following table details the changes in the allowance for loan losses during the six months ended June 30, 2011 by class of loan:

			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Charge-offs	(42,181)	(43,259)	(244,051)	—	(127,160)	—	(456,651)
Recoveries	1,450	221	9,555	—	35,283	—	46,509
Provision charged to operations	167,119	142,779	(101,792)	550,825	250,214	(13,794)	995,351

Balance, June 30, 2011	$650,378	$1,163,955	$963,330	$1,284,271	$477,608	$11,062	$4,550,604

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$—	$907,865	$1,235,095	$25,370	$270,198	$2,438,528

With a valuation allowance	2,331,134	3,681,481	1,270,767	2,531,478	335,327	10,150,187

Total impaired loans	$2,331,134	$4,589,346	$2,505,862	$2,556,848	$605,525	$12,588,715

Valuation allowance related to impaired loans	$478,552	$525,747	$141,567	$1,100,310	$154,488	$2,400,664

Average investment in impaired loans	$2,607,209	$4,142,583	$2,602,677	$2,107,206	$620,623	$12,080,298

Interest income recognized on impaired loans	$59,314	$59,317	$51,071	$27,562	$10,157	$207,421

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3. Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$29,662	$807,616	$729,037	$154,035	$—	$1,720,350

With a valuation allowance	2,612,074	1,637,691	1,919,470	1,547,622	241,627	7,958,484

Total impaired loans	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627	$9,678,834

Valuation allowance related to impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$1,759,734

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

Average investment in impaired loans:	$9,022,095

Interest income recognized on impaired loans:	$600,000

The following presents an aged analysis of past due loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Greater Than				Recorded
		90 Days				Investment > 90
	30-89 Days	Past Due And	Total			Days and
	Past Due	Non-accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$651,183	$252,640	$903,823	$79,205,818	$80,109,641	$—
Commercial real estate and multifamily	—	—	—	66,843,514	66,843,514	—
Construction and land	5,108	992,901	998,009	20,254,854	21,252,863	—
Commercial	—	—	—	11,983,662	11,983,662	—
Consumer and other	117,262	53,890	171,152	26,826,972	26,998,124	22,242

Total	$773,553	$1,299,431	$2,072,984	$205,114,820	$207,187,804	$22,242

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
		Greater Than				Recorded
		90 Days				Investment > 90
	30-89 Days	Past Due And	Total			Days and
	Past Due	Non-accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$689,195	$632,421	$1,321,616	$78,051,994	$79,373,610	$63,740
Commercial real estate and multifamily	131,849	326,635	458,484	64,126,492	64,584,976	53,515
Construction and land	—	974,445	974,445	18,862,765	19,837,210	—
Commercial	6,618	38,000	44,618	12,721,000	12,765,618	—
Consumer and other	164,427	67,509	231,936	27,103,425	27,335,361	9,490

Total	$992,089	$2,039,010	$3,031,099	$200,865,676	$203,896,775	$126,745

Credit quality indicators:

Federal regulations require us to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific valuation allowance or charge off, is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.

The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,316,243	$1,204,052	$4,582,388	$—	$6,958	$80,109,641
Commercial real estate and multifamily	64,337,652	—	2,505,862	—	—	66,843,514
Construction and land	18,251,616	444,399	2,556,848	—	—	21,252,863
Commercial	9,651,234	1,294	2,094,699	—	236,435	11,983,662
Consumer and other	26,181,677	210,922	595,192	—	10,333	26,998,124

Total	$192,738,422	$1,860,667	$12,334,989	$—	$253,726	$207,187,804

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,953,467	$1,974,836	$2,445,307	$—	$—	$79,373,610
Commercial real estate and multifamily	61,936,469	—	2,648,507	—	—	64,584,976
Construction and land	17,714,246	421,307	1,701,657	—	—	19,837,210
Commercial	10,104,402	19,481	2,431,504	—	210,231	12,765,618
Consumer and other	26,982,454	111,279	226,622	—	15,006	27,335,361

Total	$191,691,038	$2,526,903	$9,453,597	$—	$225,237	$203,896,775

At June 30, 2011 and December 31, 2010, the Company had loans of $5,703,000 and $6,057,000, respectively, that were modified in trouble debt restructuring and impaired.
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at June 30, 2011 and December 31, 2010.

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
Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Fair Value Disclosures (Continued)
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$28,065,449	$—	$28,065,449	$—
Mortgage-backed securities	8,389,674	—	8,389,674	—
State and municipal securities	5,465,802	—	5,465,802	—

Total securities available for sale	$41,920,925	$—	$41,920,925	$—

Cash surrender value of bank owned life insurance	$9,074,899	$—	$9,074,899	$—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$29,338,706	$—	$29,338,706	$—
Mortgage-backed securities	6,671,139	—	6,671,139	—
State and municipal securities	5,527,741	—	5,527,741	—

Total securities available for sale	$41,537,586	$—	$41,537,586	$—

Cash surrender value of bank owned life insurance	$8,924,120	$—	$8,924,120	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4.	Fair Value Disclosures (Continued)
The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,749,523	$—	$7,711,523	$38,000
Foreclosed real estate	646,595	—	646,595	—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,198,750	$—	$6,126,747	$72,003
Foreclosed real estate	1,102,527	—	1,102,527	—
The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$17,350	$17,350	$14,316	$14,316
Interest-bearing time deposits in banks	747	747	747	747
Securities	41,921	41,921	41,538	41,538
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	202,028	203,342	199,386	201,211
Cash surrender value of bank owned life insurance	9,075	9,075	8,924	8,924
Accrued interest receivable	1,084	1,084	1,111	1,111

Financial liabilities:
Deposits	219,368	226,700	215,687	223,788
Securities sold under agreements to repurchase	1,765	1,765	795	795
Federal Home Loan Bank advances	8,157	8,396	8,214	8,486
Accrued interest payable	205	205	225	225

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares
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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2011 and 2010, the Company recorded stock compensation expense of $27,075 and $0, respectively. At June 30, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $244,000.

A summary of the activity in the 2010 Plan as of June 30, 2011, is presented in the following table:

Six Months Ended June 30, 2011
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)

Outstanding at December 31, 2010	236,062	$11.50	$—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at June 30, 2011	236,062	11.50	483,927

Options exercisable at June 30, 2011	—	N/A	—

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares (Continued)
2010 Equity Incentive Plan (Continued)
Other information regarding options outstanding and exercisable as of June 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Weighted
Average
		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
Exercise	of	Exercise	Life	of	Exercise
Price	Shares	Price	In Years	Shares	Price

$11.50	236,062	$11.50	9.50	—	$—
Information pertaining to non-vested options for the six months ended June 30, 2011, is as follows:

Weighted Average
	Number	Grant Date Fair
	of Shares	Value

Non-vested options, December 31, 2010	236,062	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, June 30, 2011	236,062	$1.27

On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers, and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the six months ended June 30, 2011, the Company recognized $120,393 in compensation expense attributable to the 94,426 shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5.	Stock Options, ESOP, and Restricted Shares (Continued)
2010 Equity Incentive Plan (Continued)
A summary of activity for unvested restricted awards for the six months ended June 30, 2011 is as follows:

		Grant Date
		Weighted-Average
	Number	Cost

Unvested at January 1, 2011	—	$—
Shares awarded	94,426	12.75
Restrictions lapsed and shares released	—	—
Shares forfeited	—	—

Unvested at June 30, 2011	94,426	$12.75

Employee Stock Ownership Plan (ESOP)

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees who meet certain age and eligibility requirements. As part of the Company’s initial public offering, the ESOP purchased 222,180 shares, or approximately 8% of the 2,777,250 shares issued, with the proceeds of a 15-year loan from the Company which is payable in annual installments and bears interest at 3.25%.

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

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the six months ended June 30, 2011. A detail of ESOP shares as of June 30, 2011, is as follows:

Allocated shares	14,812
Unallocated shares	207,368

Total ESOP shares	222,180

Fair value of unreleased shares at June 30, 2011	$2,795,321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Critical Accounting Policies
During the six-month period ended June 30, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Assets. Total assets increased from $278.0 million at December 31, 2010 to $283.4 million at June 30, 2011.
Cash and Cash Equivalents. Total cash and cash equivalents increased $3.0 million, or 21.1% from $14.3 million at December 31, 2010 to $17.3 million at June 30, 2011 due primarily to increases in deposits.
Loans. Net loans receivable increased $2.6 million, or 1.3% from $199.4 million at December 31, 2010 to $202.0 million at June 30, 2011, primarily as a result of (1) the funding of a $5.0 million loan to purchase an assisted living facility in Lake Wells, Florida and the subsequent repayment of $3.9 million of this loan to the prior owner, with the Bank having maintained a participation interest on the prior loan on this facility with another bank; (2) the funding of a $3.0 million loan to refinance a skilled nursing facility in Black Earth, Wisconsin; (3) an $1.4 million increase in construction and land loans primarily due to partial funding in the amount of $495,000 of a $893,000 loan for construction of an owner-occupied physical therapy center in Chattanooga, Tennessee and the funding of a $320,000 loan to a residential builder in Chattanooga, Tennessee for the construction of two speculative single family dwellings and (4) a $2.9 million payoff on a loan for a hotel in Chattanooga, Tennessee refinanced through another lender.
Securities. Total securities increased $383,000, or 0.9% from $41.5 million at December 31, 2010 to $41.9 million at June 30, 2011, primarily as a result of $9.5 million in purchases of agency securities, partially offset by $8.0 million in calls of agency securities and the $300,000 call of a municipal security during the period. The purchases were funded from available cash.

Deposits. Total deposits increased $3.7 million, or 1.7% from $215.7 million at December 31, 2010 to $219.4 million at June 30, 2011. The primary reason for the increase in deposits was a $6.3 million increase in demand and NOW accounts primarily due to a $4.5 million increase in non-personal NOW accounts relating to two public entities. Other increases were in non-interest bearing demand deposits of $694,000, savings deposit accounts of $1.5 million and money market accounts of $116,000, partially offset by a decrease of $4.8 million in certificates of deposit.
Borrowings. Federal Home Loan Bank borrowings decreased $57,000 from $8.2 million at December 31, 2010 to $8.2 million at June 30, 2011. The slight decrease was due to principal payments on an amortizing advance.
Stockholders’ Equity. Stockholders’ equity increased $644,000 or 1.3% from $49.6 million at December 31, 2010 to $50.2 million at June 30, 2011. The primary reasons for the increase include net income for the first six months of $731,000, an increase in unrealized gain on securities held for sale (net of taxes) of $402,000, dividends declared and paid on outstanding shares (other than unallocated ESOP shares) of $257,000, additional open market purchases of stock to be available for restricted stock grants under the 2010 Plan of $226,000 partially offset by a $147,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock and $153,000 in repurchased and retired common stock.
Results of Operations for the Three Months Ended June 30, 2011 and 2010
Overview. The Company reported net income of $217,000, or $0.09 basic earnings per share, for the three-month period ended June 30, 2011, compared to a net income of $300,000 or $0.11 basic earnings per share, for the same period in 2010.
Net Interest Income. Net interest income after provision for loan losses decreased $3,000 or 0.2% for the three months ended June 30, 2011 compared to the same period in 2010, primarily as a result of a decrease in interest expense on deposits, offset by increases in provision for loan losses.
Total interest income increased $19,000 or 0.5%, from $3.6 million for the three months ended June 30, 2010 to $3.6 million for the three months ended June 30, 2011. The increase was primarily the result of a $25,000 increase in securities, partially offset by an $8,000 reduction in interest income on interest bearing deposits in other banks. The increases were primarily due to the combined effect of increases in average balances partially offset by a decrease in market interest rates.
Total interest expense decreased $288,000 or 25.2% from $1.1 million for the three months ended June 30, 2010 to $856,000 for the three months ended June 30, 2011. The decrease was primarily a result of a $286,000 decrease in interest on deposits. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates.
Provision for Loan Losses. The provision for loan losses was $784,000 for the three months ended June 30, 2011 compared to $474,000 for the same period in 2010. The increase in provision for loan losses was primarily due to increases in specific loss reserves recorded on impaired loans and the decline in overall economic conditions.
Non-performing loans, net of specific valuation allowances, increased $66,000 from $1.3 million at March 31, 2011 to $1.3 million at June 30, 2011. Non-performing residential mortgage loans, construction loans and consumer loans increased $116,000, $18,000 and $6,000 respectively, while non-performing commercial mortgage loans and commercial business loans decreased $36,000 and $38,000, respectively. The balance of non-performing loans, net of specific valuation allowances, at June 30, 2011, includes nonaccrual loans of $1.3 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at March 31, 2011. The balance of nonaccrual loans, net of specific valuation allowances, at June 30, 2011 consists of $253,000 in residential mortgage loans, $1.0 million in commercial construction loans and $54,000 in consumer loans.

Net charge-offs were $145,000 for the three months ended June 30, 2011 compared to $172,000 for the same period in 2010. Charge-offs totaling ($170,000) were recorded during the quarter ended June 30, 2011 in connection with residential mortgage loans ($44,000), commercial business loans ($42,000) and consumer loans ($84,000).
The allowance for loan losses was $4.6 million at June 30, 2011. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in specific loss reserves on impaired loans.
Non-interest Income. Non-interest income decreased $38,000, or 3.2%, to $1.1 million for the three months ended June 30, 2011 compared to $1.2 million for the same period in 2010, primarily due to a decrease in other non-interest income. Other non-interest income decreased $92,000 primarily due to a one-time life insurance payment on a former director in the amount of $93,000 during the three months ended June 30, 2010. Income from investment sales commissions increased $26,000, primarily due to increased sales of investment products as a result of the continued partial recovery of investment markets. Customer service fees increased $14,000 primarily due to a $38,000 increase in income related to debit card usage due to increased efforts to promote debit card usage was partially offset by a $24,000 decrease in other deposit related fees primarily due to a reduction in non-sufficient funds charges on deposit accounts. Income from an increase in cash value of life insurance increased $11,000 primarily due to the purchase of $2.0 million of additional bank owned life insurance late in the second quarter of 2010. Income from fees related to origination of consumer loans increased $13,000 primarily due to an increase in consumer loan originations. Income from Valley Title Services, LLC decreased $10,000, primarily due to a decrease in the volume of mortgage loan originations during the quarter ended June 30, 2011 as compared to the same period in 2010.
Non-interest Expense. Non-interest expense increased $97,000, or 3.5%, to $2.9 million for the 2011 period compared to $2.8 million for the same period in 2010. The primary reason for the increase in non-interest expense was a $97,000 increase in salary and employee benefits expense primarily due to expense related to the 2010 Equity Incentive Plan. Other changes in non-interest expense include a $16,000 decrease in occupancy and equipment expense primarily related to reductions in depreciation expense, a $15,000 reduction in federal deposit insurance premiums due to a decrease in the level of insured deposits, an increase in data processing expense of $18,000 primarily related to increased charges related to electronic banking services and an increase in advertising expenses of $11,000 primarily due to increased marketing efforts period over period. Other operating expenses decreased $3,000.
Income Tax Expense. The Company had an income tax expense of $59,000 for the three month period ended June 30, 2011 as compared to $114,000 for the same period in 2010. The decrease in income tax expense was due to the decrease in taxable income period over period.
Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $620,000 for the three month period ended June 30, 2011 compared to total comprehensive income of $503,000 for the three month period ended June 30, 2010. The increase was primarily a result of the $200,000 increase in the change in unrealized gains on securities available for sale, net of tax, and an $83,000 decrease in net income period over period.
Results of Operations for the Six Months Ended June 30, 2011 and 2010
Overview. The Company reported net income of $731,000, or $0.29 basic earnings per share, for the six-month period ended June 30, 2011, compared to a net loss of ($106,000) or ($0.04) basic earnings per share, for the same period in 2010. The net loss in 2010 was primarily a result of the $1.1 million contribution to the Athens Federal Foundation in connection with the closing of the Bank’s stock conversion.

Net Interest Income. Net interest income after provision for loan losses increased $376,000 or 8.9% for the six months ended June 30, 2011 compared to the same period in 2010, primarily as a result of a decrease in interest expense on deposits.
Total interest income increased $119,000 or 1.7%, from $7.2 million for the six months ended June 30, 2010 to $7.3 million for the six months ended June 30, 2011. The increase was primarily the result of a $47,000 increase in interest income on loans and a $71,000 increase in interest on securities and interest bearing deposits in other banks. The increases were primarily due to the combined effect of increases in average balances partially offset by a decrease in market interest rates.
Total interest expense decreased $568,000 or 24.7% from $2.3 million for the six months ended June 30, 2010 to $1.7 million for the six months ended June 30, 2011. The decrease was primarily a result of a $558,000 decrease in interest on deposits and a $8,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.
Provision for Loan Losses. The provision for loan losses was $995,000 for the six months ended June 30, 2011 compared to $684,000 for the same period in 2010. The increase in provision for loan losses was primarily due to increases in specific loss reserves recorded on impaired loans and the decline in overall economic conditions.
Non-performing loans, net of specific valuation allowances, decreased $718,000 from $2.0 million at December 31, 2010 to $1.3 million at June 30, 2011. Non-performing residential mortgage loans, commercial mortgage loans and commercial business loans decreased $380,000, $327,000 and $38,000 respectively, while non-performing construction and land and consumer loans increased $18,000 and $9,000, respectively. The balance of non-performing loans, net of specific valuation allowances, at June 30, 2011, includes nonaccrual loans of $1.3 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2011. The balance of nonaccrual loans, net of specific valuation allowances, at June 30, 2011 consists of $253,000 in residential mortgage loans, $1.0 million in construction loans and $54,000 in consumer loans.
Net charge-offs were $410,000 for the six months ended June 30, 2011 compared to $172,000 for the same period in 2010. Charge-offs totaling ($457,000) were recorded during the six months ended June 30, 2011 in connection with residential mortgage loans ($44,000), commercial mortgage loans ($244,000), commercial business loans ($42,000) and consumer loans ($127,000).
Non-interest Income. Non-interest income increased $86,000, or 4.1%, to $2.2 million for the six months ended June 30, 2011 compared to $2.1 million for the same period in 2010, primarily due to increases in income related to investment sales commissions. Income from investment sales commissions increased $70,000, primarily due to increased sales of investment products as a result of the continued partial recovery of investment markets. Loan fees related to consumer and commercial loan servicing and origination increased $34,000 primarily due to an increase in the volume of loan originations. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased $6,000 primarily due to increased volume of mortgage loan originations during the six months ended June 30, 2011 as compared to the same period in 2010. The increased volume is primarily a result of continued stable market interest rates. Income from the increase in cash value of life insurance increased $34,000 primarily due to the purchase of $2.0 million of additional bank owned life insurance in the second quarter of 2010. Customer service fees increased $34,000 primarily due to a $74,000 increase in income related to debit card usage due to increased efforts to promote debit card usage, which was partially offset by a $40,000 decrease in other deposit related fees, primary due to a reduction in non-sufficient funds charges on deposit accounts. Other non-interest income decreased $92,000 primarily due to a one-time life insurance payment on a former director in the amount of $93,000 for the same period in 2010.

Non-interest Expense. Non-interest expense decreased $913,000, or 13.8%, to $5.7 million for the 2011 period compared to $6.6 million for the same period in 2010. The primary reason for the decrease in non-interest expense was the reduction in other operating expenses. The decrease in other operating expenses was primarily due to the contribution of $1.1 million in stock and cash to the Athens Federal Foundation upon completion of the Bank’s mutual to stock conversion in January 2010, partially offset by increases in expenses related to deposit, professional fees, OTS assessments and expense related to the Bank’s ESOP of $11,000, $11,000, $5,000 and $24,000, respectively. Expenses related to deposits increased primarily due to payment of customer incentives when opening new checking accounts. Professional fees increased primarily due to increases in legal and accounting fees associated with being a public company and increased regulatory compliance costs. OTS assessments increased primarily due to an increase in the Company’s size year over year. ESOP expenses increased primarily due to increases in the average market value of stock to be released at the end of the year. Other operating expenses that decreased include loan and other real estate owned expenses, general office expenses and communication expenses of $3,000, $6,000 and $10,000 respectively. Communication expenses decreased primarily due to changes made in communication lines between locations and the Bank’s core data processor. Other changes in non-interest expense include a $208,000 increase in salary and employee benefits expense primarily due to expense related to the 2010 Equity Incentive Plan, a $40,000 decrease in occupancy and equipment expense primarily related to reductions in depreciation expense, a $48,000 reduction in federal deposit insurance premiums due to a decrease in the level of insured deposits and increases in data processing and advertising expenses of $19,000 and $17,000 respectively.
Income Tax Expense. The Company had an income tax expense of $342,000 for the six month period ended June 30, 2011 as compared to an income tax benefit of ($196,000) for the same period in 2010. The primary reason for the change was the tax benefit received from the contribution to the Athens Federal Foundation during 2010.
Total Comprehensive Income. Total comprehensive income for the periods presented consists of the net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.1 million for the period ended June 30, 2011 compared to total comprehensive income of $208,000 for the period ended June 30, 2010. The increase was primarily a result of the $837,000 increase in net income period over period and the $88,000 increase in unrealized gains on securities available for sale, net of tax.
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
The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $17.3 million. Securities classified as available-for-sale, amounting to $41.9 million and interest-bearing time deposits in banks of $747,000 at June 30, 2011, provide additional sources of liquidity. In addition, at June 30, 2011, the Bank had the ability to borrow a total of approximately $25.1 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2011, the Bank had $8.2 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.
The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $8.3 million at June 30, 2011.
Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of June 30, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.6%, 13.6% and 20.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $257,000 in the aggregate during the six months ended June 30, 2011. The dividend payout ratio for the first six months of 2011, representing dividends per share divided by diluted earnings per share, was 35.7%. The dividend payout is continually reviewed by management and the Board of Directors.
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
For the six months ended June 30, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2011, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value as % of
	Net Portfolio Value			Portfolio Value of Assets
Basis Point (“bp”)	(Dollars in thousands)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$52,527	$2,419	5%	17.82%	103	bp
200	52,128	2,020	4	17.59	80
100	51,470	1,361	3	17.29	50
0	50,108	—	—	16.79	—
(100)	48,384	(1,725)	(3)	16.19	(59)
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
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 18, 2011. As of June 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s board of directors authorized a stock repurchase program on April 20, 2011. Under the stock repurchase program, the Company is authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock, through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2011.

				Maximum
				Number of
				Shares
			Total	That May
			Number of	Yet Be
			Shares	Purchased
			Purchased	Under the
	Total	Average	as Part of	Programs at
	Number of	Price	Publicly	the
	Shares	Paid Per	Announced	End of the
Period	Purchased	Share	Programs	Period
April 20, 2011 through April 30, 2011	—	—	—	138,862
May 1, 2011 through May 31, 2011	1,500	$13.63	1,500	137,362
June 1, 2011 through June 30, 2011	9,930	13.40	9,930	127,432

Total	11,430	$13.45	11,430	127,432

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits

No.		Description

3.1		Amended and Restated Charter of Athens Bancshares Corporation (1)
3.2		Amended and Restated Bylaws of Athens Bancshares Corporation (2)
4.1		Specimen Stock Certificate of Athens Bancshares Corporation (3)
10.1		Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.2		Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)
10.3		Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
10.4		Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)
10.5		Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)
10.6		Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.7		Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)
10.8		Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
10.9		Athens Bancshares Corporation 2010 Equity Incentive Plan (6)
31.1		Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0		Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan, contract or arrangement

**	Furnished, not filed.

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

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

ATHENS BANCSHARES CORPORATION
Dated: August 15, 2011	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: August 15, 2011	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)