Form 10-Q
period 2011-09-30
Athens Bancshares Corp
filed 2011-11-14
CIK 1472093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of November 7, 2011, the number of shares of common stock outstanding was 2,724,414.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$11,317,452	$4,475,324
Federal funds sold	2,250,000	4,825,000
Interest-bearing deposits in banks	7,015,976	5,015,975

Total cash and cash equivalents	20,583,428	14,316,299

Interest-bearing time deposits in banks	249,000	747,000
Securities available for sale	37,022,108	41,537,586
Securities held to maturity (fair value approximates $- and $26 at September 30, 2011 and December 31, 2010, respectively)	—	25
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $5,000,412 and $3,965,395 at September 30, 2011 and December 31, 2010, respectively	204,151,668	199,386,478
Premises and equipment, net	4,641,052	4,701,660
Accrued interest receivable	1,111,491	1,111,043
Cash surrender value of bank owned life insurance	9,149,610	8,924,120
Foreclosed real estate	675,599	1,102,527
Other assets	3,085,314	3,289,029

Total assets	$283,568,070	$278,014,567

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$11,930,753	$10,808,127
Interest-bearing	207,217,613	204,879,217

Total deposits	219,148,366	215,687,344

Accrued interest payable	188,020	224,890
Securities sold under agreements to repurchase	1,882,616	794,732
Federal Home Loan Bank advances	8,128,228	8,213,861
Accrued expenses and other liabilities	3,977,525	3,516,545

Total liabilities	233,324,755	228,437,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,727,740 outstanding at September 30, 2011 and 2,777,250 at December 31, 2010	27,277	27,773
Additional paid-in capital	26,081,532	26,494,832
Common stock acquired by benefit plans:
Restricted stock	(1,149,026)	(1,085,423)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(2,073,680)	(2,073,680)
Retained earnings	26,745,334	26,086,719
Accumulated other comprehensive income	611,878	126,974

Total stockholders’ equity	50,243,315	49,577,195

Total liabilities and stockholders’ equity	$283,568,070	$278,014,567

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income:
Loans, including fees	$3,344,687	$3,309,668	$9,913,933	$9,831,932
Dividends	28,909	32,522	100,724	102,709
Securities	281,599	285,322	922,323	833,151
Interest-bearing deposits in other banks	12,707	19,998	35,784	65,372

Total interest income	3,667,902	3,647,510	10,972,764	10,833,164

Interest expense:
Deposits	742,514	1,006,191	2,296,234	3,118,352
Fed funds purchased and securities sold under agreements to repurchase	477	668	1,298	3,538
Federal Home Loan Bank advances	89,385	90,497	266,128	275,055

Total interest expense	832,376	1,097,356	2,563,660	3,396,945

Net interest income	2,835,526	2,550,154	8,409,104	7,436,219

Provision for loan losses	563,609	423,925	1,558,960	1,107,611

Net interest income after provision for loan losses	2,271,917	2,126,229	6,850,144	6,328,608

Noninterest income:
Customer service fees	512,196	466,696	1,412,943	1,333,646
Other charges and fees	404,614	357,931	1,157,130	1,070,010
Investment sales commissions	155,635	76,759	355,349	206,954
Increase in cash surrender value of life insurance	87,191	90,087	261,029	229,686
Other noninterest income	123,387	112,256	294,577	375,437

Total noninterest income	1,283,023	1,103,729	3,481,028	3,215,733

Noninterest expenses:
Salaries and employee benefits	1,665,845	1,476,559	4,932,326	4,518,584
Occupancy and equipment	336,611	342,581	985,729	1,031,485
Federal deposit insurance premiums	19,644	68,257	154,474	251,238
Data processing	170,699	159,687	510,710	480,666
Advertising	42,508	40,546	142,457	123,971
Other operating expenses	646,719	655,995	1,859,479	2,953,943

Total noninterest expenses	2,882,026	2,743,625	8,585,175	9,359,887

Income before income taxes	672,914	486,333	1,745,997	184,454

Income tax (benefit) expense	209,527	136,985	551,609	(58,706)

Net income	$463,387	$349,348	$1,194,388	$243,160

Earnings per common share:
Basic	$0.18	$0.13	$0.47	$0.09
Diluted	$0.18	$0.13	$0.46	$0.09
Dividends per common share	$0.05	$0.05	$0.15	$0.05
The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
(Unaudited)

					Common	Accumulated
			Additional		Stock	Other
	Comprehensive	Common	Paid-In	Retained	Acquired By	Comprehensive
	Income (Loss)	Stock	Capital	Earnings	Benefit Plans	Income	Total

Balance, December 31, 2010		$27,773	$26,494,832	$26,086,719	$(3,159,103)	$126,974	$49,577,195

Comprehensive income:
Net income	$1,194,388	—	—	1,194,388	—	—	1,194,388
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $(297,199)	484,904	—	—	—	—	484,904	484,904

Total comprehensive income	$1,679,292

Dividends — $0.15 per share		—	—	(384,854)	—	—	(384,854)
Purchase and release of restricted stock plan shares		—	(162,177)	—	(63,603)	—	(225,780)
Stock compensation expense		—	221,202	—	—	—	221,202
Purchase of Company common stock		(496)	(472,325)	(150,919)	—	—	(623,740)

Balance, September 30, 2011		$27,277	$26,081,532	$26,745,334	$(3,222,706)	$611,878	$50,243,315

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,194,388	$243,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	337,619	404,358
Amortization of securities and other assets	321,680	227,903
Provision for loan losses	1,558,960	1,107,611
Deferred income taxes	(125,967)	118,492
Other gains and losses, net	(67,765)	(34,827)
Stock compensation expense	221,202	—
Net change in:
Cash surrender value of life insurance	(225,490)	(175,518)
Loans held for sale	(356,775)	(172,450)
Accrued interest receivable	(448)	(110,256)
Accrued interest payable	(36,870)	(6,125)
Prepaid FDIC assessment	165,213	213,870
Other assets and liabilities	259,206	569,616

Net cash provided by operating activities	3,244,953	2,385,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	498,000	(4,468,000)
Securities available for sale:
Purchases	(9,520,985)	(16,997,266)
Maturities, prepayments and calls	14,189,463	5,472,262
Sales	378,100	—
Securities held to maturity:
Principal repayments received	25	28
Loan originations and principal collections, net	(6,542,602)	(10,343,071)
Purchases of premises and equipment	(277,011)	(173,922)
Purchase of bank owned life insurance	—	(2,200,000)
Proceeds from sale of foreclosed real estate	1,068,287	1,199,297

Net cash used in investing activities	(206,723)	(27,510,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,461,022	(13,295,876)
Net increase (decrease) in securities sold under agreements to repurchase	1,087,884	(88,290)
Proceeds from issuance of common stock	—	24,285,400
Purchase of Company common stock	(623,740)	—
Dividends paid	(384,854)	(127,752)
Stock purchased by restricted stock trust	(225,780)	—
Repayment of Federal Home Loan Bank advances	(85,633)	(2,082,339)

Net cash provided by financing activities	3,228,899	8,691,143

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,267,129	(16,433,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,316,299	40,707,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,583,428	$24,273,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid on deposits and borrowed funds	$2,600,530	$3,403,070
Income taxes paid	822,214	530,477

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$611,353	$1,913,659

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies
The accounting and reporting policies of Athens Bancshares Corporation (the “Company”) and subsidiary conform with United States generally accepted accounting principles (“GAAP”) and practices within the banking industry. The Financial Accounting Standards Board (“FASB”) has adopted the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants.
The policies that materially affect financial position and results of operations are summarized as follows:
Interim Financial Information (Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.
Nature of operations
The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland Finance, Inc. (“Southland”) is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. (“Ti-Serv”)maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services. Southland and Ti-Serv are wholly-owned subsidiaries of the Bank.

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
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends ASC Topic 310 — Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements or operations.
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
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 will have on its consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends Topic 350, Intangibles — Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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
The following is a summary of the basic and diluted earnings per share for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010

Basic earnings per share calculation:
Numerator: Net income	$463,387	$349,348

Denominator: Weighted average common shares outstanding	2,528,890	2,777,250
Effect of dilutive stock options	20,137	—

Diluted shares	$2,549,027	$2,777,250

Basic earnings per share	$0.18	$0.13

Diluted earnings per share	$0.18	$0.13

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)
The following is a summary of the basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Basic earnings per share calculation:
Numerator: Net income	$1,194,388	$243,160

Denominator: Weighted average common shares outstanding	2,541,843	2,777,250
Effect of dilutive stock options	28,139	—

Diluted shares	$2,569,982	$2,777,250

Basic earnings per share	$0.47	$0.09

Diluted earnings per share	$0.46	$0.09

Note 2.	Securities
The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$23,601,120	$313,317	$—	$23,914,437

Mortgage-backed and related securities (1)	7,438,570	436,996	(132)	7,875,434

State and municipal securities	4,995,519	236,718	—	5,232,237

	$36,035,209	$987,031	$(132)	$37,022,108

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$—	$—	$—	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$29,389,077	$206,789	$(257,160)	$29,338,706

Mortgage-backed and related securities (1)	6,269,479	402,284	(624)	6,671,139

State and municipal securities	5,674,233	443	(146,935)	5,527,741

	$41,332,789	$609,516	$(404,719)	$41,537,586

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$25	$1	$—	$26

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.
The amortized cost and estimated market value of securities at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay the securities with or without call or prepayment penalties.

	September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$6,108,857	$6,219,489	$—	$—
Due after one year through five years	17,953,510	18,164,995	—	—
Due five years to ten years	1,492,709	1,557,199	—	—
Due after ten years	3,041,563	3,204,991	—	—
Mortgage-backed securities	7,438,570	7,875,434	—	—

Total	$36,035,209	$37,022,108	$—	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,376,700	$7,356,405	$—	$—
Due after one year through five years	20,774,132	20,715,338	—	—
Due five years to ten years	3,217,241	3,179,863	—	—
Due after ten years	3,695,237	3,614,841	—	—
Mortgage-backed securities	6,269,479	6,671,139	25	26

Total	$41,332,789	$41,537,586	$25	$26

The Company recognized $1,633 in realized gains for the nine-month period ended September 30, 2011 and realized no gains or losses for the year ended December 31, 2010.
The Company has pledged securities with carrying values of approximately $13,146,000 and $18,177,000 (which approximates fair values) to secure deposits of public and private funds as of September 30, 2011 and December 31, 2010, respectively.
Securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Mortgage-backed and related securities	$21	$—	$18	$—	$39	$—

	$21	$—	$18	$—	$39	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$12,803	$(257)	$—	$—	$12,803	$(257)

Mortgage-backed and related securities	46	(1)	53	—	99	(1)

State and municipal securities	4,896	(102)	332	(45)	5,228	(147)

	$17,745	$(360)	$385	$(45)	$18,130	$(405)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment — Debt and Equity Securities.
At September 30, 2011, the two securities with unrealized losses had depreciated 0.33 percent from the Company’s amortized cost basis. At December 31, 2010, the 19 securities with unrealized losses had depreciated 2.19 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily attributable to changes in interest rates and not to the credit quality of the issuers. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2011 were not other-than-temporarily impaired as of September 30, 2011, and therefore, no impairment charges were warranted as of September 30, 2011.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Loans and Allowances for Loan Losses
The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.
The Company’s loan portfolio consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$81,344,800	$79,373,610
Residential multifamily (5 or more units)	20,769,567	20,851,097
Commercial	45,383,577	43,733,879
Construction and land	23,768,874	19,837,210

	171,266,818	163,795,796

Commercial loans	12,016,418	12,765,618

Consumer and equity lines of credit	26,466,076	27,335,361

Total loans	209,749,312	203,896,775

Less: Allowance for loan losses	(5,000,412)	(3,965,395)
Unearned interest and fees	(386,288)	(323,515)
Net deferred loan origination fees	(210,944)	(221,387)

Loans, net	$204,151,668	$199,386,478

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Loans and Allowances for Loan Losses (Continued)
The following presents activity in the allowance for loan losses for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30,	December 31,
	2011	2010

Beginning balance	$3,965,395	$3,412,963
Provision for loan losses	1,558,960	1,711,030
Loans charged-off	(588,610)	(1,272,953)
Recoveries	64,667	114,355

Ending balance	$5,000,412	$3,965,395

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.
The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves- impaired loans	$468,315	$640,190	$146,119	$1,169,642	$103,635	$—	$2,527,901

General reserves	203,156	596,715	841,006	336,319	459,152	36,163	2,472,511

Total reserves	$671,471	$1,236,905	$987,125	$1,505,961	$562,787	$36,163	$5,000,412

Loans individually evaluated for impairment	$2,321,788	$5,179,526	$2,509,161	$3,006,366	$436,329		$13,453,170

Loans collectively evaluated for impairment	9,694,630	76,165,274	63,643,983	20,762,508	26,029,747		196,296,142

Total	$12,016,418	$81,344,800	$66,153,144	$23,768,874	$26,466,076		$209,749,312

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves- impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$—	$1,759,734

General reserves	206,428	742,610	807,249	198,709	225,809	24,856	2,205,661

Total reserves	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395

Loans individually evaluated for impairment	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627		$9,678,834

Loans collectively evaluated for impairment	10,123,882	76,928,303	61,936,469	18,135,553	27,093,734		194,217,941

Total	$12,765,618	$79,373,610	$64,584,976	$19,837,210	$27,335,361		$203,896,775

The following table details the changes in the allowance for loan losses during the nine months ended September 30, 2011 by class of loan:

			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Charge-offs	(47,452)	(72,206)	(244,051)	—	(224,901)	—	(588,610)
Recoveries	4,350	3,182	9,555	—	47,580	—	64,667
Provision for loan losses	190,583	241,715	(77,997)	772,515	420,837	11,307	1,558,960

Balance, September 30, 2011	$671,471	$1,236,905	$987,125	$1,505,961	$562,787	$36,163	$5,000,412

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Loans and Allowances for Loan Losses (Continued)
The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$—	$1,372,371	$1,233,842	$364,939	$270,469	$3,241,621

With a valuation allowance	2,321,788	3,807,155	1,275,319	2,641,427	165,860	10,211,549

Total impaired loans	$2,321,788	$5,179,526	$2,509,161	$3,006,366	$436,329	$13,453,170

Valuation allowance related to impaired loans	$468,315	$640,190	$146,119	$1,169,642	$103,635	$2,527,901

Average investment in impaired loans	$2,590,842	$4,706,092	$2,571,795	$2,382,594	$628,588	$12,879,911

Interest income recognized on impaired loans	$98,795	$144,652	$77.535	$30,439	$13,625	$365,046

	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$29,662	$807,616	$729,037	$154,035	$—	$1,720,350

With a valuation allowance	2,612,074	1,637,691	1,919,470	1,547,622	241,627	7,958,484

Total impaired loans	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627	$9,678,834

Valuation allowance related to impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$1,759,734

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

Average investment in impaired loans:	$9,022,095

Interest income recognized on impaired loans:	$600,000

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Loans and Allowances for Loan Losses (Continued)
The following presents an aged analysis of past due loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Greater Than				Recorded
		90 Days				Investment > 90
	30-89 Days	Past Due And	Total			Days and
	Past Due	Non-accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$893,682	$1,218,180	$2,111,862	$79,232,938	$81,344,800	$—
Commercial real estate and multifamily	—	—	—	66,153,144	66,153,144	—
Construction and land	337,992	1,381,403	1,719,395	22,049,479	23,768,874	—
Commercial	—	—	—	12,016,418	12,016,418	—
Consumer and other	215,633	47,671	263,304	26,202,772	26,466,076	14,887

Total	$1,447,307	$2,647,254	$4,094,561	$205,654,751	$209,749,312	$14,887

	December 31, 2010
		Greater Than				Recorded
		90 Days				Investment > 90
	30-89 Days	Past Due And	Total			Days and
	Past Due	Non-accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$689,195	$632,421	$1,321,616	$78,051,994	$79,373,610	$63,740
Commercial real estate and multifamily	131,849	326,635	458,484	64,126,492	64,584,976	53,515
Construction and land	—	974,445	974,445	18,862,765	19,837,210	—
Commercial	6,618	38,000	44,618	12,721,000	12,765,618	—
Consumer and other	164,427	67,509	231,936	27,103,425	27,335,361	9,490

Total	$992,089	$2,039,010	$3,031,099	$200,865,676	$203,896,775	$126,745

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
The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$74,961,222	$1,204,052	$5,172,568	$—	$6,958	$81,344,800
Commercial real estate and multifamily	63,643,983	—	2,509,161	—	—	66,153,144
Construction and land	20,318,109	444,399	3,006,366	—	—	23,768,874
Commercial	9,693,336	1,294	2,085,353	—	236,435	12,016,418
Consumer and other	25,818,825	210,922	425,996	—	10,333	26,466,076

Total	$194,435,475	$1,860,667	$13,199,444	$—	$253,726	$209,749,312

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,953,467	$1,974,836	$2,445,307	$—	$—	$79,373,610
Commercial real estate and multifamily	61,936,469	—	2,648,507	—	—	64,584,976
Construction and land	17,714,246	421,307	1,701,657	—	—	19,837,210
Commercial	10,104,402	19,481	2,431,504	—	210,231	12,765,618
Consumer and other	26,982,454	111,279	226,622	—	15,006	27,335,361

Total	$191,691,038	$2,526,903	$9,453,597	$—	$225,237	$203,896,775

As a result of adopting the amendments in ASU 2011-02 during this quarter, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructuring (“TDR”). The Company’s reassessment resulted in no additional TDR’s than those previously identified. A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. By granting the concession, the Company expects to increase the probability of collection by more than would be expected by not granting the concession. The Company’s determination of whether a modification is a TDR considers the facts and circumstances surrounding each respective modification.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3. Loans and Allowances for Loan Losses (Continued)
The following presents information related to loans modified as a TDR during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment

Residential 1-4 family	3	$222,731	$222,731
Commercial real estate and multifamily	—	—	—
Construction and land	3	996,914	996,914
Commercial	—	—	—
Consumer and other	12	100,453	100,453

	18	$1,320,098	$1,320,098

The following are loans modified as a TDR from October 1, 2010 through September 30, 2011, that subsequently defaulted (i.e., were 60 days or more past due following a modification) during the nine months ended September 30, 2011.

	Loans Modified as a TDR
	Within the Previous Twelve Months
	That Subsequently Defaulted During the
	Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment

Residential 1-4 family	1	$41,736
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	3	24,371

	4	$66,107

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at September 30, 2011 and December 31, 2010.

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
Loans:
For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.
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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$23,914,437	$—	$23,914,437	$—
Mortgage-backed securities	7,875,434	—	7,875,434	—
State and municipal securities	5,232,237	—	5,232,237	—

Total securities available for sale	$37,022,108	$—	$37,022,108	$—

Cash surrender value of bank owned life insurance	$9,149,610	$—	$9,149,610	$—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$29,338,706	$—	$29,338,706	$—
Mortgage-backed securities	6,671,139	—	6,671,139	—
State and municipal securities	5,527,741	—	5,527,741	—

Total securities available for sale	$41,537,586	$—	$41,537,586	$—

Cash surrender value of bank owned life insurance	$8,924,120	$—	$8,924,120	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Fair Value Disclosures (Continued)
The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,683,648	$—	$7,645,648	$38,000
Foreclosed real estate	675,599	—	675,599	—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,198,750	$—	$6,126,747	$72,003
Foreclosed real estate	1,102,527	—	1,102,527	—
The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$20,583	$20,583	$14,316	$14,316
Interest-bearing time deposits in banks	249	249	747	747
Securities	37,022	37,022	41,538	41,538
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	204,152	208,688	199,386	201,211
Cash surrender value of bank owned life insurance	9,150	9,150	8,924	8,924
Accrued interest receivable	1,111	1,111	1,111	1,111

Financial liabilities:
Deposits	219,148	225,930	215,687	223,788
Securities sold under agreements to repurchase	1,883	1,883	795	795
Federal Home Loan Bank advances	8,128	8,345	8,214	8,486
Accrued interest payable	188	188	225	225

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2011 and 2010, the Company recorded stock compensation expense of $40,612 and $0, respectively. At September 30, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $230,000.

A summary of the activity in the 2010 Plan as of September 30, 2011, is presented in the following table:

Nine Months Ended September 30, 2011
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)

Outstanding at December 31, 2010	236,062	$11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at September 30, 2011	236,062	11.50	$236,062

Options exercisable at September 30, 2011	—	N/A	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5. Stock Options, ESOP, and Restricted Shares (Continued)
2010 Equity Incentive Plan (Continued)
(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on changes in the market value of the Company’s stock.
Other information regarding options outstanding and exercisable as of September 30, 2011, is as follows:

	Options Outstanding			Options Exercisable
Weighted
Average
		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
	Of	Exercise	Life	of	Exercise
Exercise Price	Shares	Price	In Years	Shares	Price

$11.50	236,062	$11.50	9.25	—	$—
Information pertaining to non-vested options for the nine months ended September 30, 2011, is as follows:

Weighted Average
	Number	Grant Date Fair
	of Shares	Value

Non-vested options, December 31, 2010	236,062	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, September 30, 2011	236,062	$1.27

On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers, and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the nine months ended September 30, 2011, the Company recognized $180,590 in compensation expense attributable to the 94,426 shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5. Stock Options, ESOP, and Restricted Shares (Continued)
2010 Equity Incentive Plan (Continued)
A summary of activity for unvested restricted awards for the nine months ended September 30, 2011 is as follows:

		Grant Date
		Weighted-Average
	Number	Cost

Unvested at January 1, 2011	—	$—
Shares awarded	94,426	12.75
Restrictions lapsed and shares released	—	—
Shares forfeited	—	—

Unvested at September 30, 2011	94,426	$12.75

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

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the nine months ended September 30, 2011. A detail of ESOP shares as of September 30, 2011, is as follows:

Allocated shares	14,812
Unallocated shares	207,368

Total ESOP shares	222,180

Fair value of unreleased shares at September 30, 2011	$2,592,100

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Critical Accounting Policies
During the nine-month period ended September 30, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Assets. Total assets increased from $278.0 million at December 31, 2010 to $283.6 million at September 30, 2011.
Cash and Cash Equivalents. Total cash and cash equivalents increased $6.3 million, or 44.1% from $14.3 million at December 31, 2010 to $20.6 million at September 30, 2011 due primarily to increases in deposits.
Loans. Net loans receivable increased $4.8 million, or 2.4% from $199.4 million at December 31, 2010 to $204.2 million at September 30, 2011, primarily as a result of (1) the funding of a $5.0 million loan to purchase an assisted living facility in Lake Wells, Florida and the subsequent repayment of $3.9 million of this loan to the prior owner, with the Bank having maintained a participation interest on the prior loan on this facility with another bank; (2) the funding of a $3.0 million loan to refinance a skilled nursing facility in Black Earth, Wisconsin; (3) the funding of an $893,000 loan for construction of an owner-occupied physical therapy center in Chattanooga, Tennessee; (4) the funding of a $1.1 million loan for the purchase of commercial lots in Chattanooga, Tennessee; (5) the funding of a $600,000 loan to refinance an owner occupied office building in Cleveland, Tennessee; (6) a $2.0 million increase in residential real estate loans; (7) a $2.9 million payoff on a loan secured by a hotel in Chattanooga, Tennessee refinanced through another lender; and (8) a $1.0 million increase in allowance for loan losses.
Securities. Total securities decreased $4.5 million, or 10.8% from $41.5 million at December 31, 2010 to $37.0 million at September 30, 2011, primarily as a result of $9.5 million in purchases of agency securities, which was more than offset by $12.0 million in calls of agency securities, a $300,000 call of a municipal security and the sale of a $375,000 municipal security during the period. The purchases were funded from available cash.

Deposits. Total deposits increased $3.4 million, or 1.6% from $215.7 million at December 31, 2010 to $219.1 million at September 30, 2011. The primary reason for the increase in deposits was a $5.4 million increase in demand and NOW accounts primarily due to a $4.5 million increase in non-personal NOW accounts relating to two public entities. Other increases were in non-interest bearing demand deposits of $1.1 million and savings deposit accounts of $2.0 million, partially offset by a decrease of $153,000 in money market accounts and $5.0 million in certificates of deposit.
Borrowings. Federal Home Loan Bank borrowings decreased $86,000 from $8.2 million at December 31, 2010 to $8.1 million at September 30, 2011. The slight decrease was due to principal payments on an amortizing advance.
Stockholders’ Equity. Stockholders’ equity increased $666,000 or 1.3% from $49.6 million at December 31, 2010 to $50.2 million at September 30, 2011. The primary reasons for the increase include net income for the first nine months of $1.2 million, an increase in unrealized gain on securities held for sale (net of taxes) of $485,000, dividends declared and paid on outstanding shares (other than unallocated ESOP shares) of $385,000, additional open market purchases of stock to be available for restricted stock grants under the 2010 Plan of $226,000 partially offset by a $221,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock and $624,000 in repurchased and retired common stock.
Results of Operations for the Three Months Ended September 30, 2011 and 2010
Overview. The Company reported net income of $463,000, or $0.18 basic earnings per share, for the three-month period ended September 30, 2011, compared to a net income of $349,000 or $0.13 basic earnings per share, for the same period in 2010.
Net Interest Income. Net interest income after provision for loan losses increased $146,000 or 6.9% for the three months ended September 30, 2011 compared to the same period in 2010, primarily as a result of a decrease in interest expense on deposits, offset by increases in provision for loan losses.
Total interest income increased $20,000 or 0.6%, from $3.6 million for the three months ended September 30, 2010 to $3.7 million for the three months ended September 30, 2011. The increase was primarily the result of a $35,000 increase in interest on loans, partially offset by reductions in dividends, income on securities and interest-bearing deposits in other banks of $4,000, $4,000 and $7,000, respectively. The increase in interest income on loans was due to the combined effect of increases in average balances partially offset by a decrease in average rates due to the decline in market interest rates. The decrease in dividends was a result of decreased dividends received from stock owned in the Federal Home Loan Bank. The decrease in income from securities was primarily a result of decreases in market interest rates, while the decrease in interest income on deposits in other banks was a result of a decrease in average balances.
Total interest expense decreased $265,000 or 24.1% from $1.1 million for the three months ended September 30, 2010 to $832,000 for the three months ended September 30, 2011. The decrease was primarily a result of a $264,000 decrease in interest on deposits. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates.
Provision for Loan Losses. The provision for loan losses was $564,000 for the three months ended September 30, 2011 compared to $424,000 for the same period in 2010. The increase in the provision for loan losses was primarily due to increases in specific loss reserves recorded on impaired loans and a continued decline in overall economic conditions.

Non-performing loans, net of specific valuation allowances, increased $1.3 million from $1.3 million at June 30, 2011 to $2.6 million at September 30, 2011. Non-performing residential mortgage loans and construction loans increased $965,000 and $389,000, respectively, while non-performing consumer loans decreased $28,000. The balance of non-performing loans, net of specific valuation allowances, at September 30, 2011, includes non-accrual loans of $2.6 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2011. The balance of non-accrual loans, net of specific valuation allowances, at September 30, 2011 consisted of $1.2 million in residential mortgage loans, $1.4 million in construction and land loans and $33,000 in consumer loans.
Net charge-offs were $114,000 for the three months ended September 30, 2011 compared to $288,000 for the same period in 2010. Charge-offs totaling $132,000 were recorded during the quarter ended September 30, 2011 in connection with residential mortgage loans ($29,000), commercial business loans ($5,000) and consumer loans ($98,000).
The allowance for loan losses was $5.0 million at September 30, 2011. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date. The consistent application of management’s allowance for loan losses methodology resulted in an increase in the level of the allowance for loan losses consistent with the increase in specific loss reserves on impaired loans.
Non-interest Income. Non-interest income increased $179,000, or 16.2%, to $1.3 million for the three months ended September 30, 2011 compared to $1.1 million for the same period in 2010, primarily due to an increase in customer investment sales commissions. Income from customer investment sales commissions increased $79,000 primarily as a result of the continued partial recovery of investment markets. Customer service fees, other charges and fees and other noninterest income increased $46,000, $47,000 and $11,000, respectively. The increases were primarily a result of increases in income related to the origination and sale of mortgage loans on the secondary market, increases in income related to debit cards and automated teller machines, increases in deposit account fees and consumer and commercial loan fees of $55,000, $41,000, $4,000 and $2,000, respectively. The increase in income related to the origination and sell of mortgage loans on the secondary market and consumer and commercial loan fees was primarily due to an increase in loan volume due to continued decrease in market rates period over period. The primary reasons for increases in debit card income, automated teller machine fees and other deposit account fees was an increase in the number of deposit accounts and continued marketing efforts to increase customer usage of these products. These increases were partially offset by a decrease in income related to the increase in cash value of life insurance of $3,000.
Non-interest Expense. Non-interest expense increased $138,000, or 5.0%, to $2.9 million for the 2011 period compared to $2.7 million for the same period in 2010. The primary reason for the increase in non-interest expense was an $189,000 increase in salary and employee benefits expense primarily due to expense related to the 2010 Equity Incentive Plan. Other changes in non-interest expense include a $6,000 decrease in occupancy and equipment expense primarily related to reductions in depreciation expense, a $49,000 reduction in federal deposit insurance premiums due to a change in calculation of federal deposit insurance premiums during the third quarter of 2011, an increase in data processing expense of $11,000 primarily related to increased charges related to electronic banking services. Other operating expenses decreased $7,000 primarily due to a reduction in foreclosure related expenses.
Income Tax Expense. The Company had an income tax expense of $210,000 for the three month period ended September 30, 2011 as compared to $137,000 for the same period in 2010. The increase in income tax expense was due to the increase in taxable income period over period.
Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $547,000 for the three month period ended September 30, 2011 compared to total comprehensive income of $445,000 for the three month period ended September 30, 2010. The increase was primarily a result of the $12,000 decrease in the change in unrealized gains on securities available for sale, net of tax, and an $114,000 increase in net income period over period.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010
Overview. The Company reported net income of $1.2 million or $0.47 basic earnings per share, for the nine-month period ended September 30, 2011, compared to net income of $243,000 or $0.09 basic earnings per share, for the same period in 2010. The increase was primarily a result of the $1.1 million contribution to the Athens Federal Foundation in connection with the closing of the Bank’s stock conversion during 2010.
Net Interest Income. Net interest income after provision for loan losses increased $522,000 or 8.2% for the nine months ended September 30, 2011 compared to the same period in 2010, primarily as a result of a decrease in interest expense on deposits.
Total interest income increased $140,000 or 1.3%, from $10.8 million for the nine months ended September 30, 2010 to $11.0 million for the six months ended September 30, 2011. The increase was primarily the result of an $82,000 increase in interest income on loans and a $60,000 increase in interest on securities and interest bearing deposits in other banks. The increases were primarily due to the combined effect of increases in average balances partially offset by a decrease in market interest rates.
Total interest expense decreased $833,000 or 24.5% from $3.4 million for the nine months ended September 30, 2010 to $2.6 million for the nine months ended September 30, 2011. The decrease was primarily a result of a $822,000 decrease in interest on deposits and a $9,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was movement of maturing certificates of deposits to money market and checking accounts and a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.
Provision for Loan Losses. The provision for loan losses was $1.6 million for the nine months ended September 30, 2011 compared to $1.1 million for the same period in 2010. The increase in the provision for loan losses was primarily due to increases in specific loss reserves recorded on impaired loans and a continued decline in overall economic conditions.
Non-performing loans, net of specific valuation allowances, increased $608,000 from $2.0 million at December 31, 2010 to $2.6 million at September 30, 2011. Non-performing residential mortgage loans and construction and land loans increased $585,000 and $407,000, respectively, while non-performing non-residential, commercial business loans and consumer loans decreased $327,000, $38,000 and $19,000, respectively. The balance of non-performing loans, net of specific valuation allowances, at September 30, 2011, includes non-accrual loans of $2.6 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2011. The balance of non-accrual loans, net of specific valuation allowances, at September 30, 2011 consisted of $1.2 million in residential mortgage loans, $1.4 million in construction loans and $33,000 in consumer loans.
Net charge-offs were $524,000 for the nine months ended September 30, 2011 compared to $1.1 million for the same period in 2010. Charge-offs totaling $589,000 were recorded during the nine months ended September 30, 2011 in connection with residential mortgage loans ($73,000), commercial mortgage loans ($244,000), commercial business loans ($47,000) and consumer loans ($225,000).
Non-interest Income. Non-interest income increased $265,000, or 8.3%, to $3.5 million for the nine months ended September 30, 2011 compared to $3.2 million for the same period in 2010, primarily due to increases in income related to an increase in customer investment sales commissions. Investment sales commissions increased $148,000, primarily due to the continued partial recovery of investment markets. Income from the origination and sale of loans on the secondary market increased $61,000, primarily due to an increase in the volume of originations due to reductions in market interest rates. Loan fees related to consumer and commercial loan servicing and origination increased $34,000 primarily due to an increase in the volume of loan originations. Income from the increase in cash value of life insurance increased $31,000 primarily due to the purchase of $2.0 million of additional bank owned life insurance in the second quarter of 2010. Customer service fees increased $79,000 primarily due to a $113,000 increase in income related to debit card and automated teller machine usage due to increased efforts to promote debit card usage. Other deposit related fees increased $20,000 primarily due to the increase in number of deposit accounts; while fees related to non-sufficient funds charges on deposit accounts partially offset these increases due to a decrease of $54,000. Other non-interest income decreased $81,000 primarily due to a one-time life insurance payment on a former director in the amount of $93,000 for the same period in 2010.

Non-interest Expense. Non-interest expense decreased $775,000, or 8.3%, to $8.6 million for the 2011 period compared to $9.4 million for the same period in 2010. The primary reason for the decrease in non-interest expense was the reduction in other operating expenses. The decrease in other operating expenses was primarily due to the contribution of $1.1 million in stock and cash to the Athens Federal Foundation upon completion of the Bank’s mutual to stock conversion in January 2010, partially offset by increases in expenses related to salary and employee benefits, data processing and advertising expenses of $414,000, $30,000 and $18,000, respectively. Salary and employee benefits increased primarily due to expenses related to the 2010 Equity Incentive Plan and an increase in commissions paid on customer investment sales. Data processing expense increased primarily due to increases in the number of accounts and increases in electronic banking fees due to increased debit card and other electronic services, which have been heavily marketed during the period. Advertising expenses increased primarily due to increased marketing and advertising period over period in an effort to increase core deposits. Other decreases include a $46,000 reduction in occupancy and equipment expense, primarily related to a decrease in depreciation of those assets period over period and a decrease in federal deposit insurance expense of $97,000, primarily related to the change in premium calculation enacted by the FDIC during 2011.
Income Tax Expense. The Company had an income tax expense of $552,000 for the nine month period ended September 30, 2011 as compared to an income tax benefit of ($59,000) for the same period in 2010. The primary reason for the change was the tax benefit received from the contribution to the Athens Federal Foundation during 2010.
Total Comprehensive Income. Total comprehensive income for the periods presented consists of the net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.7 million for the period ended September 30, 2011 compared to total comprehensive income of $653,000 for the period ended September 30, 2010. The increase was primarily a result of the $951,000 increase in net income period over period and the $75,000 increase in unrealized gains on securities available for sale, net of tax.
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
The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $20.6 million. At September 30, 2011, securities classified as available-for-sale, which amounted to $37.0 million, and interest-bearing time deposits in banks of $249,000, provide additional sources of liquidity. In addition, at September 30, 2011, the Bank had the ability to borrow a total of approximately $24.8 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2011, the Bank had $8.1 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.
The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $7.7 million at September 30, 2011.
Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of September 30, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.8%, 13.8% and 21.3%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $385,000 in the aggregate during the nine months ended September 30, 2011. The dividend payout ratio for the first nine months of 2011, representing dividends per share divided by diluted earnings per share, was 32.6%. The dividend payout is continually reviewed by management and the Board of Directors.
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
For the nine months ended September 30, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income. The following table, which is based on information that we provided to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2011 (the latest date for which data is available), that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as % of
Basis Point (“bp”)	(Dollars in thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$53,288	$4,663	10%	18.03%	164	bp
200	52,160	3,536	7	17.60	122
100	50,794	2,169	4	17.11	72
0	48,625	—	—	16.39	—
(100)	46,410	(2,215)	(5)	16.19	(72)
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
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 18, 2011. As of September 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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
The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the third quarter of 2011.

				Maximum
				Number of
				Shares
			Total	That May
			Number of	Yet Be
			Shares	Purchased
			Purchased	Under the
	Total	Average	as Part of	Programs at
	Number of	Price	Publicly	the
	Shares	Paid Per	Announced	End of the
Period	Purchased	Share	Programs	Period
July 1, 2011 through July 31, 2011	2,625	$13.19	2,625	124,807
August 1, 2011 through August 31, 2011	13,666	11.74	13,666	111,141
September 1, 2011 through September 30, 2011	21,789	12.64	21,789	89,352

Total	38,080	$12.36	38,080	89,352

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits

No.		Description

3.1		Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2		Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1		Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1		Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2		Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3		Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4		Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5		Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6		Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7		Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8		Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9		Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1		Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0		Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ATHENS BANCSHARES CORPORATION
Dated: November 14, 2011	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: November 14, 2011	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)