Form 10-K
period 2011-12-31
Athens Bancshares Corp
filed 2012-03-20
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $32.1 million, based upon the closing price of $13.48 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 13, 2012 was 2,675,560.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report to Stockholders and of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to Athens Bancshares Corporation and its subsidiary.

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

One-to Four-Family Residential Loans. At December 31, 2011, we had $80.7 million in one- to four-family residential loans, which represented 38.5% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area. In recent years, a significant portion of the residential mortgage loans that we have originated have been secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties. See “Item 1A. Risk Factors – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.”

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

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that typically ranges from one to five years. Interest rates and payments on our adjustable-rate loans generally are indexed to the Federal Cost of Funds or the one year U.S. Treasury Constant Maturity Index.

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

We generally do not make owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 95%. Loans with loan-to-value ratios in excess of 89% typically require private mortgage insurance. In addition, we generally do not make non-owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 85%. We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

Non-residential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2011, non-residential real estate loans totaled $47.9 million, or 22.9% of our total loan portfolio. Our non-residential real estate loans are generally secured by small to moderately-sized office and retail properties, churches and hotels located both in and out of our primary market area. With respect to non-residential real estate loans, we typically require that either the borrower or the property securing the loan be located in our primary market area.

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

At December 31, 2011, our largest non-residential real estate loan had an outstanding balance of $4.9 million. This loan was originated in March 2011 and is secured by a skilled nursing facility in Lake Wells, Florida. The loan is performing in accordance with its original terms as of December 31, 2011.

Construction Loans. We originate construction loans for one-to four-family homes and, to a much lesser extent, commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2011, the outstanding balance of residential and non-residential construction loans totaled $6.7 million, which represented 3.2% of our total loan portfolio. Construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on these loans are generally tied to either the Federal Cost of Funds or the One Year U.S. Treasury Constant Maturity Index. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. We generally limit speculative construction loans to a group of well-established builders in our primary market area and we also limit the number of projects with each builder. At December 31, 2011, we had approved commitments for speculative construction loans of $2.7 million, of which $2.1 million was outstanding. We generally require a maximum loan-to-value ratio of 80% for speculative construction loans.

At December 31, 2011, our largest non-speculative construction loan relationship was a commitment of $1.5 million, $16,000 of which was outstanding. This relationship was performing according to its original terms at December 31, 2011. At December 31, 2011, our largest speculative construction loan relationship was a commitment of $1.2 million, $775,000 of which was outstanding. This loan relationship is secured by six residential subdivision lots and homes to be constructed in Ooltewah, Tennessee and was performing according to its original terms at December 31, 2011.

Land and Land Development Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. At December 31, 2011, land and land development loans totaled $14.3 million, which represented 6.9% of our total loan portfolio. Land development loans, which are offered for terms of up to 12 months, are generally indexed to the prime rate as reported in the Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio to 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. At December 31, 2011, our largest land development relationship consisted of a $3.4 million loan, of which $1.2 million was sold to a participating bank resulting in an outstanding balance of a $2.2 million loan secured by a residential subdivision in Ooltewah, Tennessee. This loan was performing in accordance with its original terms at December 31, 2011.

Multi-Family Real Estate Loans. We offer multi-family (5 or more units) mortgage loans that are generally secured by properties in our primary market area. At December 31, 2011, multi-family loans totaled $21.2 million, which represented 10.1% of our total loan portfolio. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 85% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At December 31, 2011, our largest multi-family real estate loan had an outstanding balance of $4.0 million, was secured by an apartment complex located in Dalton, Georgia and was performing in accordance with its original terms at December 31, 2011.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, and loans secured by deposits. At December 31, 2011, consumer loans totaled $26.0 million, or 12.4% of our total loan portfolio. Our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate as published in the Wall Street Journal. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 89%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Through the Bank’s operating subsidiary, Southland Finance, Inc., we also offer consumer finance loans secured by used automobiles, televisions and various other personal property to borrowers with historically lower credit scores. These consumer finance loans are partially funded by a $1.0 million line of credit with the Bank. At December 31, 2011, there was no outstanding balance on that line of credit. Loans originated at Southland Finance, Inc. are generally made for terms of 12 to 36 months and have an average loan balance of approximately $3,400. We generally maintain separate underwriting standards and more aggressive collection activity for these consumer finance loans.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At December 31, 2011, commercial business loans totaled $12.6 million, which represented 6.0% of our total loan portfolio. Commercial business loans consist of floating rate loans indexed to the prime rate as published in the Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to five years. Our commercial business loan portfolio consists primarily of loans that are secured by land or equipment but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

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

Non-residential and Multi-Family Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. Management has hired experienced lending officers and credit management personnel over the past several years in order to safely increase this type of lending. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is typically obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2011, our regulatory limit on loans to one borrower was $6.7 million. At that date, our largest lending relationship was a commitment of $5.4 million with $3.9 million outstanding and was performing according to its original terms at that date. This loan relationship is secured primarily by commercial real estate and equipment.

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

At December 31, 2011, our investment portfolio consisted primarily of U.S. government and agency securities, mortgage-backed securities and securities issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities. At December 31, 2011, we also maintained an investment, at cost, in Federal Home Loan Bank of Cincinnati common stock.

Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of the Comptroller of the Currency’s regulations, (ii) to manage interest rate risk; and (iii) to provide collateral for public unit deposits. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer and our Vice President, Chief Operating Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring our investment performance. In addition, we have retained a third party registered investment advisor to serve as our investment manager and execute investment transactions, perform pre-purchase analysis and provide portfolio analysis on a quarterly basis. Our investment manager acts in a co-advisory capacity and does not have discretionary authority to execute trades on our behalf without the pre-approval of our President and Chief Executive Officer and/or Vice President, Chief Operating Officer and Chief Financial Officer. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

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

Personnel

As of December 31, 2011, we had 89 full-time employees and 10 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board. The Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.

The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of the Comptroller of the Currency and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, makes extensive changes to the regulation and supervision of federal savings institutions like the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that previously only regulated national banks. The Office of the Comptroller of the Currency assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as the Company, was transferred to the Federal Reserve Board, which previously only supervised bank holding companies. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the Consumer Financial Protection Bureau.

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

Holding Company Regulation

General. The Company is a unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examination, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings association subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that it determines to be a serious risk to the subsidiary savings association.

Activities Restrictions. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of the Comptroller of the Currency, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the Office of the Comptroller of the Currency, and certain activities authorized by Office of the Comptroller of the Currency regulation. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

A savings and loan holding company is prohibited from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Federal Reserve Board; or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary holding company engaged in activities other than those authorized by federal law; or from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board considers, among other things, factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support to their subsidiary depository institutions in times of financial stress.

Dividends. The Bank must notify the Federal Reserve Board thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the Company. A change in control definitively occurs upon the acquisition of 25% or more of the Company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Capital Requirements. The Office of the Comptroller of the Currency capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of the Comptroller of the Currency regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, the Bank met each of its capital requirements. See Note 9 in the accompanying Notes to Consolidated Financial Statements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depended upon the category to which it is assigned and, effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which became effective on April 1, 2011, revised the base on which deposit insurance assessments are charged from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged approximately one point of assessable deposits. These Financing Corporation payments will continue until the bonds mature in 2017 through 2019.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act makes noncompliance with the qualified thrift lender test also potentially subject to agency enforcement action for a violation of law. As of December 31, 2011, the Bank maintained 78.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. Additionally, the institution must provide 30 days prior written notice to the Federal Reserve Board of the capital distribution, if it is a subsidiary of a holding company, as well as an informational notice to the Office of the Comptroller of the Currency. If the Bank’s capital fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The assessments paid by the Bank for the fiscal year ended December 31, 2011 totaled $74,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $2.9 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2011, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio was applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE INCOME TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2011 fiscal year, the Bank’s maximum federal income tax rate was 34.0%.

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

At December 31, 2011, $31.2 million, or 38.62% of our residential mortgage loan portfolio and 14.88% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because the repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At December 31, 2011, non-performing non-owner occupied residential mortgage loans totaled $476,000, or 1.53% of our non-owner occupied residential loan portfolio, of which all was attributable to a single borrower. At December 31, 2011, we held two non-owner occupied residential properties with a book value of $140,000, both of which were associated with one borrower. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At December 31, 2011, $21.1 million, or 10.1% of our loan portfolio, consisted of construction loans and land and land development loans, and $2.1 million, or 10.0% of the construction loan and land and land development portfolio, consisted of speculative construction loans. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would decrease our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our consumer loan portfolio includes consumer loans secured by rapidly depreciable assets and may expose us to increased credit risk.

At December 31, 2011, $26.0 million, or 12.4% of our loan portfolio, consisted of consumer loans. Included in consumer loans at that date were $4.6 million in automobile loans and $2.1 million in consumer finance loans made to borrowers by our operating subsidiary, Southland Finance, Inc. These consumer finance loans are generally secured by used automobiles, televisions and various other personal property and are generally offered to borrowers with historically lower credit scores at higher risk-adjusted interest rates. At December 31, 2011, Southland Finance, Inc.’s average outstanding loan balance was approximately $3,428 and the weighted-average yield of its loan portfolio was 25.37%. Consumer loans secured by rapidly depreciable assets such as automobiles and other personal property may be subject to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $4.2 million, or 1.99% of total loans outstanding and 126.28% of non-performing loans, at December 31, 2011. Our allowance for loan losses at December 31, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

In addition, at December 31, 2011, we had 41 loan relationships with outstanding balances that exceeded $1.0 million. Four loans in this group were classified as substandard as of December 31, 2011: (1) a $2.2 million commercial business loan secured by assets of radio stations located in East Tennessee, (2) a $1.2 million land development loan, which is a 7.5% participation interest in a land acquisition and development loan for a retail shopping complex in Sevierville, Tennessee and (3) two loans related to the same borrower one of which is a $626,000 residential real estate loan and the other of which is a $378,000 land development loan secured by lots in a residential subdivision in Sweetwater, Tennessee. The further deterioration of one or more of these large relationship loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 20.09% of the deposits in McMinn County, Tennessee, 3.25% of the deposits in Monroe County, Tennessee and 1.75% of the deposits in Bradley County, Tennessee. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Board of Governors of the Federal Reserve Board System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office, branch offices and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2011.

	September 30,	September 30,		September 30,
Location	Year Opened	Owned/ Leased		Net Book Value at December 31, 2011
				(In thousands)
Main Office:

Athens Main Office 106 Washington Avenue Athens, Tennessee 37303	1962	Owned		$1,038

Branch Offices:

Athens Decatur Pike Office 1103 Decatur Pike Athens, Tennessee 37303	1980	Owned		171

Cleveland Ocoee Street Office 3855 North Ocoee Street Cleveland, Tennessee 37312	2007	Leased	(1)	—

Cleveland 25th Street Office 950 25th Street Cleveland, Tennessee 37311	2007	Leased	(2)	—

Etowah Office 523 Tennessee Avenue Etowah, Tennessee 37331	1977	Owned		612

Madisonville Office 4785 New Highway 68 Madisonville, Tennessee 37875	2005	Owned		867

Sweetwater Office 800 Highway 68 Sweetwater, Tennessee 37874	1995	Owned		191

Other Offices:

Athens Lending Center 106 Hornsby Street Athens, Tennessee 37303	1998	Owned		470

Southland Finance Company 516 South Congress Parkway Athens, Tennessee 37303	1996	Leased	(3)	—

Valley Title Services, LLC d/b/a Sweetwater Valley Title 202 N. White Street Athens, Tennessee 37303	2007	Leased	(4)	—

Valley Title Services, LLC 205 Decatur Pike Athens, Tennessee 37303	2007	Owned		214

Storage Facility 718 South Jackson Street Athens, Tennessee 37303	2010	Owned		169

(1)	Lease expires in February 2017.

(2)	Lease expires in December 2017.

(3)	Lease expires in January 2014.

(4)	Lease expires in December 2012.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “AFCB.” As of March 13, 2012, the Company had approximately 327 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2011 and December 31, 2010 as reported by NASDAQ.

	September 30,	September 30,	September 30,	September 30,
	High	Low		Market price
	Sale	Sale	Dividends	end of period
2011:
First Quarter	$14.05	$12.35	$0.05	$13.55
Second Quarter	13.99	12.75	0.05	13.48
Third Quarter	13.50	9.56	0.05	12.50
Fourth Quarter	12.50	11.59	0.05	12.00

2010:
First Quarter	$11.85	$10.70	$—	$10.75
Second Quarter	11.35	10.50	—	11.00
Third Quarter	11.36	10.58	0.05	11.20
Fourth Quarter	12.59	10.85	0.05	12.59

Purchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2011. The Company’s board of directors authorized a stock repurchase program on April 20, 2011. Under the stock repurchase program, the Company is authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock, through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2011	3,826	$12.31	3,826	85,526
November 1 through November 30, 2011	15,252	12.39	15,252	70,274
December 1 through December 31, 2011	22,602	12.04	22,602	47,672

Total	41,680	$12.19	41,680	47,672

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
(In thousands)	2011	2010	2009	2008	2007

Total assets	$283,716	$278,015	$276,458	$251,000	$230,505
Cash and cash equivalents	23,577	14,316	40,707	4,547	9,284
Securities available-for-sale	34,281	41,538	23,585	30,509	22,967
Securities held-to-maturity	—	—	—	5	14
Investments, at cost	2,899	2,899	2,899	2,899	4,746
Loans receivable, net	204,699	199,386	191,404	196,520	178,603
Deposits	224,112	215,687	236,064	206,493	197,344
Securities sold under agreements to repurchase	2,265	795	899	912	1,151
Advances from Federal Home Loan Bank	3,099	8,214	10,324	16,310	5,532
Stockholders’ equity (total equity before December 31, 2010)	50,550	49,577	25,722	24,212	23,271

	For the Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007

Operating Data:
Interest income	$14,646	$14,529	$14,668	$15,580	$15,457
Interest expense	3,338	4,360	5,657	7,133	7,101

Net interest income	11,308	10,169	9,011	8,447	8,356
Provision for loan losses	1,980	1,711	1,024	761	443

Net interest income after provision for loan losses	9,328	8,458	7,987	7,686	7,913
Non-interest income	4,758	4,406	4,670	4,161	4,030
Non-interest expense	11,424	12,027	10,668	10,251	10,431

Income before income taxes	2,662	837	1,989	1,596	1,512
Income taxes (benefit)	754	(6)	644	487	392

Net income	$1,908	$843	$1,345	$1,109	$1,120

Net income per share – basic	$0.75	$0.34	N/A	N/A	N/A

Net income per share – diluted	$0.75	$0.34	N/A	N/A	N/A

Cash dividends declared per share	$0.20	$0.10	N/A	N/A	N/A

	September 30,	September 30,	September 30,	September 30,	September 30,
	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007

Performance Ratios (1):
Return on average assets	0.67%	0.30%	0.54%	0.45%	0.50%
Return on average equity	3.80	1.71	5.29	4.72	5.02
Interest rate spread (1)	4.04	3.59	3.67	3.51	3.79
Net interest margin (2)	4.30	3.92	3.89	3.74	4.05
Other expenses to average assets	4.02	3.77	4.28	4.18	4.64
Efficiency ratio (3)	71.11	82.52	77.98	81.30	84.22
Dividend payout ratio (4)	26.66	29.41	n/a	n/a	n/a
Average interest-earning assets to average interest-bearing liabilities	120.35	119.59	109.18	107.20	107.67
Average equity to average assets	17.66	17.67	10.20	9.58	9.92

Capital Ratios (Bank only):
Total capital (to risk-weighted assets)	22.0%	20.8%	15.3%	14.0%	14.8%
Tier 1 capital (to risk-weighted assets)	20.7	19.6	14.1	12.8	13.5
Tier 1 capital (to adjusted total assets)	14.1	13.5	9.1	9.4	9.8

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.99%	1.94%	1.75%	1.52%	1.37%
Allowance for loan losses as a percent of non-performing loans	126.28	194.46	169.54	73.87	704.52
Net charge-offs to average outstanding loans during the period	0.86	0.59	0.36	0.12	0.29
Non-performing loans as a percent of total loans	1.58	1.00	1.03	2.08	0.20
Non-performing assets as a percent of total assets	1.35	1.13	1.01	1.76	0.17
Total non-performing assets and troubled debt restructurings as a percent of total assets	3.52	3.19	2.28	1.87	0.27

Other Data:
Number of offices	7	7	7	7	7
Number of deposit accounts	17,013	16,144	15,837	15,296	14,769
Number of loans	3,522	3,534	3,696	3,297	3,442

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 4 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

Balance Sheet Analysis

Assets. At December 31, 2011, our total assets were $283.7 million, an increase of $5.7 million from December 31, 2010. The increase during the year ended December 31, 2011 was primarily the result of a $5.3 million increase in net loans. Cash and cash equivalents increased $9.3 million and cash surrender value of bank owned life insurance increased $300,000, while securities and interest bearing deposits in other banks, net premises and equipment, accrued interest receivable, foreclosed real estate and other assets decreased $7.8 million, $107,000, $144,000, $577,000 and $590,000, respectively.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans.

Residential mortgage loans and residential construction loans totaled $80.7 million, or 38.5%, and $4.6 million, or 2.2% of the total loan portfolio, at December 31, 2011, respectively. At December 31, 2010, these loans totaled $79.4 million, or 38.9%, and $3.7 million, or 1.8% of the total loan portfolio of the total loan portfolio, respectively. The increase in residential construction loans was primarily a result of an increase in the number of one-to-four residential rental properties under construction.

Commercial real estate loans, including non-residential, multi-family, land and construction loans on these types of properties, comprised $85.5 million, or 40.82% of the total loan portfolio, at December 31, 2011. At December 31, 2010, these loans totaled $80.7 million, or 39.6% of the total loan portfolio. The increase was primarily due to an increase of $4.8 million in non-residential loans. During the year ended December 31, 2011, non-residential and non-residential construction loans increased $4.8 million, while multi-family real estate loans increased $322,000 and land loans decreased $312,000. The balance of commercial real estate loans has increased primarily due to greater opportunity in our market to originate these types of loans during 2011 and increased commercial lending personnel. Management continues to focus on pursuing non-residential loan opportunities in order to further diversify the loan portfolio.

Commercial business loans decreased to $12.6 million, or 6.0% of the total loan portfolio, and consumer loans decreased to $26.0 million, or 12.4% of the total loan portfolio at December 31, 2011 as compared to $12.8 million, or 6.3% of the total loan portfolio, and $27.3 million, or 13.4% of the total loan portfolio, respectively, at December 31, 2010. The decrease in commercial business loans and consumer loans was primarily due to net charge offs of $274,000 and $265,000, respectively, and repayment made in excess of new loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential one- to four-family	$80,667	38.52%	$79,374	38.93%	$79,573	40.75%	$75,297	37.62%	$71,629	39.38%
Non-residential	47,900	22.87	43,734	21.45	37,905	19.41	32,295	16.14	33,710	18.53
Multi-family	21,157	10.10	20,851	10.23	14,625	7.49	11,255	5.62	6,841	3.76
Residential construction	4,618	2.20	3,680	1.80	5,489	2.81	13,059	6.52	10,296	5.66
Multi-family construction	16	0.01	—	—	624	0.32	3,865	1.93	1,252	0.69
Non-residential construction	2,078	0.99	1,499	0.74	2,709	1.39	11,390	5.69	8,011	4.40
Land	14,346	6.85	14,658	7.19	14,690	7.52	10,893	5.44	12,095	6.65

Total	170,782	81.54	163,796	80.34	155,615	79.69	158,054	78.96	143,834	79.07

Commercial business	12,616	6.02	12,766	6.26	12,001	6.15	14,565	7.28	9,940	5.46

Consumer:
Home equity loans and lines of credit	15,613	7.46	16,887	8.28	16,552	8.48	14,671	7.33	13,130	7.22
Auto loans	4,590	2.19	4,394	2.15	4,725	2.42	4,905	2.45	5,133	2.82
Loans secured by deposits	1,385	0.66	1,728	0.85	1,367	0.70	1,546	0.77	2,331	1.28
Consumer finance loans	2,124	1.02	1,992	0.98	1,970	1.01	2,600	1.30	3,367	1.85
Other	2,321	1.11	2,333	1.14	3,023	1.55	3,815	1.91	4,179	2.30

Total	26,033	12.44	27,334	13.40	27,637	14.16	27,537	13.76	28,140	15.47

Total loans	209,431	100%	203,896	100%	195,253	100%	200,156	100.00%	181,914	100.00%

Less: unearned interest and fees	(362)		(324)		(271)		(361)		(544)
Less: net deferred loan origination fees	(204)		(221)		(165)		(192)		(231)
Less: allowance for loan losses	(4,166)		(3,965)		(3,413)		(3,083)		(2,536)

Loans receivable, net	$204,699		$199,386		$191,404		$196,520		$178,603

Loan Maturity

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
(Dollars in thousands)	Residential Real Estate	Non-residential Real Estate (1)	Construction (2)	Land	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$5,130	$7,533	$5,569	$5,623	$6,710	$4,479	$35,044
More than one year through two years	2,223	16,579	—	473	2,347	2,639	24,261
More than two years through three years	4,857	8,608	150	3,048	383	3,975	21,021
More than three years through five years	13,877	27,426	—	2,028	978	3,791	48,100
More than five years through ten years	6,800	2,864	131	473	2,198	3,491	15,957
More than ten years through fifteen years	6,213	968	—	964	—	7,375	15,520
More than fifteen years	41,567	5,079	862	1,737	—	283	49,528

Total	$80,667	$69,057	$6,712	$14,346	$12,616	$26,033	$209,431

(1)	Includes multi-family real estate loans.

(2)	Includes residential real estate construction loans, non-residential real estate construction loans and multi-family real estate construction loans.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	September 30,	September 30,	September 30,
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Residential real estate	$12,860	$62,677	$75,537
Non-residential real estate	22,227	39,297	61,524
Construction	281	862	1,143
Land	1,580	7,143	8,723
Commercial business	3,892	2,014	5,906
Consumer	8,943	12,611	21,554

Total	$49,783	$124,604	$174,387

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

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010	2009
Total loans at beginning of period	$203,351	$194,817	$199,603

Loans originated:
Residential real estate	54,690	57,456	66,650
Non-residential real estate	16,142	18,990	12,281
Land	3,019	2,219	6,529
Construction	8,514	8,783	10,286
Commercial business	7,564	8,227	5,834
Consumer	16,338	18,398	18,782

Total loans originated	106,267	114,073	120,362

Loans purchased:
Residential real estate	238	38	—
Non-residential real estate	—	530	—
Construction	—	—	—
Commercial business	575	1,383	—
Consumer	—	—	—

Total loans purchased	813	1,951	—

Deduct:
Loan principal repayments	81,299	82,103	77,574
Loan sales	20,267	25,387	47,574

Total repayments and sales	101,566	107,490	125,148

Net loan activity	5,514	8,534	(4,786)

Total loans at end of period	$208,865	$203,351	$194,817

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2011, our participation interests totaled $6.1 million, most of which were secured by properties outside of our primary market area but within a 75-mile radius of it.

Securities

At December 31, 2011, our securities portfolio consisted of securities of U.S. government agencies and corporations, securities of various government-sponsored agencies and of state and municipal governments and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2011, we also held an investment in the common stock of the Federal Home Loan Bank of Cincinnati. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Cincinnati and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2011, $34.3 million of our securities portfolio was classified as available for sale. In addition, at December 31, 2011, we had $2.9 million of other investments, at cost, which consisted solely of Federal Home Loan Bank of Cincinnati common stock.

Total securities decreased by $7.3 million, or 17.5%, for the year ended December 31, 2011 primarily as a result of purchases of mortgage-backed and agency securities of $13.5 million offset by $2.3 million in repayments on mortgage backed securities, $18.9 million in calls, sales and repayments on agency securities and an increase in net unrealized gain of $400,000. Total securities increased by $18.0 million, or 67.8%, for the year ended December 31, 2010 primarily as a result of purchases of municipal and agency securities of $24.1 million partially offset by $3.8 million in repayments on mortgage backed securities, $2.2 million in calls and repayments on agency securities and a decrease in net unrealized gain of $100,000. We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented. In addition, for all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits.

At December 31, 2011, we had no investments in securities of an issuer (except for investments in securities issued by the U.S. Government or by U.S. Government agencies and corporations), the aggregate book value of which exceeded 10% of our consolidated stockholders’ equity at that date.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011		2010		2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies and corporations	$19,495	$19,733	$29,389	$29,339	$8,612	$8,603
States and political subdivisions	4,995	5,279	5,674	5,528	4,532	4,449
Mortgage-backed and related securities	8,864	9,269	6,269	6,671	10,080	10,533

Total securities available for sale and held to maturity	33,354	34,281	41,332	41,538	23,224	23,585

Federal Home Loan Bank of Cincinnati common stock	2,899	2,899	2,899	2,899	2,899	2,899

Total investments, at cost	2,899	2,899	2,899	2,899	2,899	2,899

Total	$36,253	$37,180	$44,231	$44,437	$26,123	$26,484

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010	2009
Mortgage-backed and related securities:
Mortgage-backed and related securities, beginning of period (1)	$6,671	$10,534	$14,589

Purchases	4,900	—	—
Sales	—	—	—
Repayments and prepayments	(2,326)	(3,806)	(4,203)
Increase (decrease) in net unrealized gain	24	(57)	148

Net increase (decrease) in mortgage-backed securities	2,598	(3,863)	(4,055)

Mortgage-backed and related securities, end of period (1)	9,269	6,671	10,534

Investment securities:
Investment securities, beginning of period (1)	34,867	13,051	15,925

Purchases	8,619	24,115	5,000
Sales	(378)	—	—
Maturities	(18,471)	(2,231)	(8,039)
Increase (decrease) in net unrealized gain	375	(68)	165

Net increase (decrease) in investment securities	(9,855)	21,816	(2,874)

Investment securities, end of period (1)	$25,012	$34,867	$13,051

(1)	At fair value.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2011. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. government agencies and corporations	$9,133	2.76%	$9,600	1.81%	$—	—%	$1,000	—%	$19,733	2.33%
States and political subdivisions	—	—	470	6.06	1,572	5.49	3,237	6.11	5,279	5.92
Mortgage-backed and related securities	2,083	3.72	5,307	3.10	1,201	3.57	678	4.76	9,269	3.42
Federal Home Loan Bank of Cincinnati common stock	—	—	—	—	—	—	2,899	4.00	2,899	4.00

Total	$11,216	2.94%	$15,377	2.38%	$2,773	4.66%	$7,814	4.85%	$37,180	3.24%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2011 and December 31, 2010, the aggregate cash surrender value of these policies was $9.2 million and $8.9 million, respectively. The increase in bank owned life insurance was primarily due to the increase in cash value.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009
Non-interest-bearing accounts	$12,490	$10,808	$7,320
Demand and NOW accounts	57,222	45,396	72,539
Money market accounts	49,009	49,761	41,715
Passbook savings accounts	14,328	12,633	11,002
Certificates of deposit	91,063	97,089	103,488

Total	$224,112	$215,687	$236,064

Non-interest-bearing accounts increased $1.7 million or 15.6% for the year ended December 31, 2011 and increased $3.5 million or 47.7% for the year ended December 31, 2010. The increase in non-interest-bearing accounts is primarily related to increases in free checking accounts as a result of marketing programs.

Demand deposit and NOW accounts increased $11.8 million or 26.1% for the year ended December 31, 2011 and decreased $27.1 million or 37.4% for the year ended December 31, 2010. The increase in demand deposit and NOW accounts at December 31, 2011 is primarily due to an increase in business checking accounts. Management continues to focus on opportunities to increase the levels of business checking accounts through marketing programs and increased use of technology.

Money market accounts decreased $752,000 or 1.5% for the year ended December 31, 2011 and increased $8.0 million or 19.3% for the year ended December 31, 2010. The primary reason for the decrease in money market accounts was the closing of two estate accounts upon settlement of the respective estates.

Certificates of deposit decreased by $6.0 million or 6.2% during the year ended December 31, 2011. A portion of these funds were moved to other types of interest-bearing deposits with us including demand and NOW accounts. Lower levels of market interest rates, as well as competitor pricing significantly above prevailing market rates, has contributed to the decline in certificates of deposit. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influences our willingness to match above market rates to retain these accounts.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2011, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

September 30,
Maturity Period	Amount
(In thousands)
Three months or less	$3,885
Over three through six months	2,589
Over six through twelve months	4,883
Over twelve months	28,578

Total	$39,935

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
(Dollars in thousands)	2011	2010	2009
0.00 - 1.00%	$26,174	$20,546	$2,157
1.01 - 2.00%	6,098	12,501	34,667
2.01 - 3.00%	28,758	22,027	16,806
3.01 - 4.00%	18,298	20,004	11,402
4.01 - 5.00%	4,844	9,589	20,332
5.01 - 6.00%	6,816	12,347	18,049
6.01 - 7.00%	—	—	—
7.01 - 8.00%	75	75	75

Total	$91,063	$97,089	$103,488

The following table sets forth the amount and maturities of time deposits at December 31, 2011.

	Amount Due					Percent of
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Total Time Deposit Accounts
0.00 - 1.00%	$20,721	$3,543	$978	$932	$26,174	28.74%
1.01 - 2.00%	1,749	1,292	1,690	1,367	6,098	6.70
2.01 - 3.00%	2,835	9,040	1,233	15,650	28,758	31.58
3.01 - 4.00%	444	4,185	3,385	10,284	18,298	20.09
4.01 - 5.00%	2,808	1,648	388	—	4,844	5.32
5.01 - 6.00%	6,476	340	—	—	6,816	7.49
6.01 - 7.00%	—	—	—	—	—	—
7.01 - 8.00%	—	—	—	75	75	0.08

Total	$35,033	$20,048	$7,674	$28,308	$91,063	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Beginning balance	$215,687	$236,064	$206,493
Increase (decrease) before interest credited	5,998	(23,242)	25,620
Interest credited	2,427	2,865	3,951
Net increase (decrease) in deposits	8,425	(20,377)	29,571

Ending balance	$224,112	$215,687	$236,064

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management.

	September 30,	September 30,	September 30,
	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$8,204	$10,315	$14,422
Securities sold under agreements to repurchase	2,265	1,377	1,292

Average balance outstanding during period:
Federal Home Loan bank advances	$7,714	$8,457	$10,955
Securities sold under agreements to repurchase	1,868	2,140	1,052

Weighted average interest rate during period:
Federal Home Loan bank advances	4.36%	4.32%	3.89%
Securities sold under agreements to repurchase	0.10%	0.19%	0.76%

Balance outstanding at end of period:
Federal Home Loan bank advances	$3,099	$8,214	$10,324
Securities sold under agreements to repurchase	2,265	795	899

Weighted average interest rate at end of period:
Federal Home Loan bank advances	4.31%	4.35%	4.06%
Securities sold under agreements to repurchase	0.10%	0.10%	0.49%

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview. Net income increased $1.1 million, or 126.2%, to $1.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our primary source of income during each of the years ended December 31, 2011 and 2010 was net interest income, which increased from $10.2 million at December 31, 2010 to $11.3 million at December 31, 2011. Non-interest income increased by $352,000 during the year ended December 31, 2011 while non-interest expense decreased by $602,000 during fiscal 2011 primarily due to the contribution of $1.1 million in Company stock and cash to the Athens Federal foundation during 2010, which was primarily offset by an increase in salary and employee benefits expense related to stock options and restricted stock granted under the Company’s Equity Incentive Plan in December 2010 and January 2011, respectively.

Net Interest Income. Net interest income increased by $1.1 million, or 11.2%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to the extended low interest rate environment and the use of interest rate floors in many of our variable rate loans. Total interest income increased by $117,000, or 0.8%, and loan interest income increased by $131,000, or 1.0%, during the year ended December 31, 2011, due primarily to an increase in outstanding balances. Total interest expense decreased by $1.0 million, or 23.4%, during the year ended December 31, 2011, while average interest-bearing liabilities increased $2.5 million, or 1.2%, due primarily to the repricing of deposits throughout the year to lower market interest rates. Federal Home Loan Bank of Cincinnati advances at December 31, 2011 totaled $3.1 million as compared to $8.2 million at December 31, 2010. An advance of $5.0 million matured and was paid off in the fourth quarter of 2011.

Provision for Loan Losses. The provision for loan losses was $2.0 million for the year ended December 31, 2011 as compared to $1.7 million for the year ended December 31, 2010. The increase in the provision was attributable to increases in substandard classified assets, increases in specific reserves and increases in evaluated qualitative risk factors, primarily related to prevailing economic conditions, used to determine the overall risk inherent in our loan portfolio during the year ended December 31, 2011. In evaluating these qualitative risk factors, loans are grouped by category among residential real estate loans, non-residential real estate and land loans, commercial business loans and consumer loans in order to determine estimated loss percentages for each category. The qualitative risk factors that we consider in determining the loss percentages include current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area. The evaluation of these qualitative risk factors and its application to the non-residential loan portfolio and the commercial business loan portfolio primarily contributed to the increase in the provision for loan losses from 2010 to 2011. The allowance for loan losses for residential real estate loans, commercial business loans, and consumer loans increased from 26.83% to 32.28%, 13.22% to 13.56% and 8.05% to 12.99%, respectively, of the total allowance, while non-residential real estate loans decreased from 51.27% to 40.52% of the total allowance when comparing December 31, 2010 to December 31, 2011. The primary reason for the decrease in the allowance attributed to non-residential real estate loans was the partial charge off of $525,000 of a $903,000 loan secured by a residential subdivision in Sweetwater, Tennessee, the partial charge off of $314,000 of a $1.5 million loan for a retail shopping development in Sevierville, Tennessee and a partial charge off of $72,000 of a $112,000 loan secured by four residential subdivision lots in Sevierville, Tennessee. These loans were charged down to the value of the underlying collateral less cost to sell as collateral dependant loans, resulting in the need for no additional allowance.

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

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	Year Ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits at other financial institutions	$14,732	$40	0.27%	$21,591	$65	0.30%	$7,705	$49	0.64%
Loans	201,425	13,297	6.60	195,525	13,166	6.73	192,804	13,369	6.93
Investment securities	35,672	992	2.78	27,658	881	3.19	15,035	625	4.16
Mortgage-backed and related securities	8,389	310	3.70	8,369	401	4.79	11,919	615	5.16
Other interest-earning assets	2,729	7	0.25	6,361	16	0.25	3,897	10	0.26

Total interest-earning assets	262,947	14,646	5.57	259,504	14,529	5.60	231,360	14,668	6.34

Non-interest-earning assets	20,978			19,886			17,843

Total assets	$283,925			$279,390			$249,203

Liabilities and equity:
Demand and NOW accounts	$52,876	$227	0.43%	$46,322	$339	0.73%	$43,469	$362	0.83%
Money market accounts	49,169	312	0.64	46,142	524	1.14	29,456	537	1.82
Passbook savings accounts	13,925	19	0.14	11,587	29	0.25	11,190	48	0.43
Certificates of deposit	92,940	2,441	2.63	102,349	3,099	3.03	115,786	4,276	3.69

Total interest-bearing deposits	208,910	2,999	1.44	206,400	3,991	1.93	199,901	5,223	2.61

Federal Home Loan Bank advances	7,715	337	4.36	8,457	365	4.32	10,960	426	3.89
Securities sold under agreements to repurchase	1,868	2	0.10	2,140	4	0.19	1,046	8	0.76

Total interest-bearing liabilities	218,493	3,338	1.53	216,997	4,360	2.01	211,907	5,657	2.67

Non-interest-bearing deposits	11,276			9,374			8,340
Other non-interest-bearing liabilities	4,011			3,637			3,526

Total liabilities	15,287			230,008			223,773

Total equity	50,145			49,382			25,430

Total liabilities and equity	$283,925			$279,390			$249,203

Net interest income		$11,308			$10,169			$9,011

Interest rate spread			4.04			3.59			3.67
Net interest margin			4.30			3.92			3.89
Average interest-earning assets to average interest-bearing liabilities			120.35%			119.59%			109.18%

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at other financial institutions	$(21)	$(4)	$(25)	$89	$(73)	$16
Loans receivable	397	(266)	131	189	(392)	(203)
Investment securities	256	(145)	111	525	(269)	256
Mortgage-backed and related securities	(13)	(78)	(91)	(183)	(31)	(214)
Other interest-earning assets	(9)	—	(9)	6	—	6

Total interest-earning assets	610	(493)	117	626	(765)	(139)

Interest expense:
Deposits	(197)	(795)	(992)	(167)	(1,065)	(1,232)
Federal Home Loan Bank advances	(32)	4	(28)	(97)	36	(61)
Securities sold under agreement to repurchase	(0)	(2)	(2)	8	(12)	(4)

Total interest-bearing liabilities	(229)	(793)	(1,022)	(256)	(1,041)	(1,297)

Net increase in interest income	$839	$300	$1,139	$882	$276	$1,158

Non-interest Income. During the year ended December 31, 2011, total non-interest income increased $352,000, or 8.0%, as compared to the year ended December 31, 2010. The increase in non-interest income was primarily the result of a $167,000 increase in customer investment sales commissions due to increased sales of investment products as a result of the partial recovery of investment markets. The Bank has focused on increasing transactional deposit accounts and the use of debit card and other electronic account features, which has resulted in increases in debit card income and account service charges of $153,000 and $21,000, respectively. However, fees related to insufficient deposit funds and overdrafts decreased $35,000 as the Bank implemented maximum daily limits charged. Fees related to the origination and sale of mortgage loans on the secondary market increased $74,000 due to increased volume as a result of low market interest rates. Other loan fees increased $37,000, primarily due to increased volume of consumer loans originated. The cash value of bank owned life insurance increased $26,000, primarily due to the purchase of $2.0 million in additional bank owned life insurance in June of 2010. Miscellaneous income decreased $95,000 due to a one-time life insurance benefit payment relating to a former director in 2010. All other non-interest income increased $4,000, net.

Non-interest Expense. Non-interest expense decreased by $602,000, or 5.0%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The primary factor effecting the change was the $1.1 million contribution of Company stock and cash to the Athens Federal Foundation in 2010. Federal Deposit Insurance Corporation insurance premium costs decreased $114,000 during the year ended December 31, 2011 due to the changes to the deposit insurance assessment system mandated by the Dodd-Frank Act which took effect on April 1, 2011. Salary and employee benefits expense increased $623,000 primarily due to costs associated with stock option and restricted stock grants in December 2010 and January 2011, respectively, under the Company’s 2010 Equity Incentive Plan. Data processing costs increased $41,000 during the year ended December 31, 2011 primarily due to increases in use of electronic banking products. Occupancy and equipment expense decreased $24,000 primarily due to reduction in amortized cost of current equipment. All other expenses decreased approximately $28,000 primarily due to a reduction in expenses related to other real estate owned.

Income Tax Expense. The income tax expense for the year ended December 31, 2011 was $754,000 compared to an income tax benefit for the year ended December 31, 2010 of ($7,000). The primary reason for the change was due to the benefit received from the contribution to the Athens Federal Foundation in 2010.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $2.4 million and $747,000 for the years ended December 31, 2011 and 2010, respectively. The increase in total comprehensive income resulted from a $1.1 million increase in net income and $544,000 increase in unrealized gains on securities available for sale, net of tax.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Residential real estate	$1,447	$569	$1,377	$688	$149
Non-residential real estate	—	273	410	2,882	—
Construction	1,748	974	0	270	144
Commercial business	—	38	36	280	—
Consumer	59	58	174	19	23

Total	3,254	1,912	1,997	4,139	316

Accruing loans past due 90 days or more:
Residential real estate	21	64	1	3	—
Non-residential real estate	—	54	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	24	9	15	30	43

Total	45	127	16	33	43
Total of non-accrual and 90 days or more past due loans	3,299	2,039	2,013	4,172	359

Real estate owned	526	1,087	779	230	—
Other non-performing assets	11	16	10	26	36

Total non-performing assets	3,836	3,142	2,802	4,428	395

Troubled debt restructurings	6,808 (1)	6,057 (1)	3,515	267	219

Troubled debt restructurings and total non-performing assets	$9,974	$8,878	$6,317	$4,695	$614

Total non-performing loans to total loans	1.58%	1.00%	1.03%	2.08%	0.20%
Total non-performing loans to total assets	1.16%	0.73%	0.73%	1.66%	0.16%
Total non-performing assets and troubled debt restructurings to total assets	3.52%	3.19%	2.28%	1.87%	0.27%

(1)	Troubled debt restructurings include $670,000 and $321,000 in non-accrual loans at December 31, 2011 and 2010, respectively, which are also included in non-accrual loans at both of those dates.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2011, we had $6.8 million of these modified loans, which are also referred to as troubled debt restructurings, as compared to $6.1 million at December 31, 2010. The increase in troubled debt restructurings during the year ended December 31, 2011 was primarily the result of restructuring a $916,000 land development loan secured by a residential subdivision in Sweetwater, Tennessee, which was modified at maturity. A charge off of $525,000 was applied to the loan with the remaining balance of $378,000 included as a non-accrual loan. The borrower continues to make payments monthly, which are applied as principal reductions. The borrower continues to market the residential subdivision lots for sale. At December 31, 2011, $313,000 of the total $6.8 million of troubled debt restructurings were not current and $670,000 were in non-accrual status at December 31, 2011 and included in the non-accrual amounts in the table above.

Interest income that would have been recorded for the year ended December 31, 2011 and the year ended December 31, 2010, had non-accruing loans and troubled debt restructurings been current according to their original terms, amounted to $142,000 and $99,000, respectively. Interest income of $471,000 and $503,000 related to non-accrual loans and troubled debt restructurings was included in interest income for the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	September 30,	September 30,	September 30,
	At December 31,
(In thousands)	2011	2010	2009
Special mention assets	$1,690	$2,527	$4,070
Substandard assets	14,252	10,556	7,732
Doubtful assets	—	—	—
Loss assets	—	275	144

Total classified assets	$15,405	$13,358	$11,946

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

	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	30-89 Days		90 Days or More
(Dollars n thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	10	$753	1	$21
Non-residential real estate	1	163	—	—
Construction	—	—	—	—
Commercial business	—	—	—	—
Consumer	39	277	10	24

Total	50	$1,193	11	$45

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	At December 31,
	2010				2009
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	14	$689	1	$64	11	$1,085	1	$1
Non-residential real estate	2	132	1	54	1	102	—	—
Construction	—	—	—	—	—	—	—	—
Commercial business	1	7	—	—	3	12	—	—
Consumer	33	164	4	9	55	227	4	15

Total	50	$992	6	$127	70	$1,426	5	$16

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

All other adversely classified loans as well as special mention and watch loans will be reviewed in accordance with Accounting Standards Codification Topic 450, “Contingencies.” Our historical loss experience in each category of loans will be utilized in determining the allowance for that group. The loss history will be based on the average actual loss sustained. If we have not experienced any losses in a particular category, the factor will be determined from either the loss history of a reasonably similar category or the peer group industry average. The determined loss factor in each loan category may be adjusted for qualitative factors as determined by management.

Unallocated Valuation Allowance. Our allowance for loan losses methodology also includes an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate (1)	$1,345	32.28%	38.65%	$1,064	26.83%	49.09%
Non-residential real estate (1)	1,688	40.52	42.89	2,033	51.27	39.67
Commercial business	565	13.56	6.03	524	13.22	6.27
Consumer	541	12.99	12.43	319	8.05	4.97

Total	4,139	99.35	100.00%	3,940	99.37	100.00%

Unallocated	27	0.65		25	0.63

Total allowance for loan losses	$4,166	100.00%		$3,965	100.00%

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	At December 31,
	2009			2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate (1)	$986	28.90%	52.11%	$906	29.39%	51.58%	$989	39.00%	52.41%
Non-residential real estate (1)	1,279	37.47	36.18	1,221	39.61	34.89	777	30.62	34.13
Commercial business	605	17.73	6.16	545	17.69	7.30	278	10.96	5.48
Consumer	512	15.00	5.55	398	12.90	6.23	413	16.30	7.98

Total	3,382	99.10	100.00%	3,070	99.59	100.00%	2,457	96.88	100.00%

Unallocated	31	0.90		13	0.41		79	3.12

Total allowance for loan losses	$3,413	100.00%		$3,083	100.00%		$2,536	100.00%

(1)	Includes construction loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of period	$3,965	$3,413	$3,083	$2,536	$2,574

Provision for loan losses	1,980	1,711	1,024	761	443

Charge offs:
Residential real estate	123	545	60	30	20
Non-residential real estate	244	198	196	—	—
Construction	912	—	—	31	—
Commercial business	278	119	228	5	244
Consumer	325	411	274	258	265

Total charge-offs	1,882	1,273	758	324	529

Recoveries:
Residential real estate	26	1	20	2	—
Non-residential real estate	13	34	—	—	—
Construction	—	—	—	—	—
Commercial business	4	—	1	—	—
Consumer	60	79	43	108	48

Total recoveries	103	114	64	110	48

Net charge-offs (recoveries)	1,779	1,159	694	214	481

Allowance for loan losses at end of period	$4,166	$3,965	$3,413	$3,083	$2,536

Allowance for loan losses to non-performing loans	126.28%	194.46%	169.54%	73.87%	704.52%
Allowance for loan losses to total loans outstanding at the end of the period	1.99%	1.94%	1.75%	1.52%	1.37%
Net charge-offs (recoveries) to average loans outstanding during the period	0.88%	0.59%	0.36%	0.12%	0.29%

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

Net Portfolio Value Analysis. We use the net portfolio value analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2011 that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”)	(Dollars in thousands)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$55,685	$7,437	15%	18.72%	242	bp
200	53,784	5,536	11	18.08	178
100	51,359	3,112	6	17.29	99
0	48,247	—	—	16.30	—
(100)	45,270	(2,977)	(6)	15.39	(91)

The Office of the Comptroller of the Currency uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $23.6 million. Securities classified as available-for-sale, amounting to $34.3 million and interest-bearing deposits in banks of $249,000 at December 31, 2011, provide additional sources of liquidity. In addition, at December 31, 2011, the Bank had the ability to borrow a total of approximately $29.9 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2011, the Bank had $3.1 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

At December 31, 2011, the Bank had $27.7 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2011 totaled $35.0 million, or 38.5% of certificates of deposit. The Bank believes that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or before December 31, 2012. The Bank believes, however, based on past experience that a significant portion of those certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires its own funds to pay any dividends to its shareholders and to pay any repurchases of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Thrift Supervision but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company (on an unconsolidated basis) had liquid assets of $7.2 million.

The following tables present certain of our contractual obligations as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Deferred director fee arrangements	$689	$68	$181	$181	$259
Deferred compensation arrangements	1,190	35	71	71	1,013
Operating lease obligations	991	223	678	90	—
Federal Home Loan Bank advances	3,099	99	3,000	—	—
Total	$5,969	$425	$3,930	$342	$1,272

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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	September 30,	September 30,	September 30,
	Year Ended December 31,
(In thousands)	2011	2010	2009
Investing activities:
Loan purchases	$813	$1,951	$—
Loan originations	106,267	114,073	120,362
Loan principal repayments	81,299	82,103	77,574
Loan sales	20,267	25,387	47,574
Proceeds from calls, maturities and principal repayments of investment securities	18,471	2,231	8,039
Proceeds from calls, maturities and principal repayments of mortgage-backed and related securities	2,326	3,806	4,203
Proceeds from sales of investment securities available- for-sale	378	—	—
Proceeds from sales of mortgage-backed and related securities available-for-sale	—	—	—
Purchases of investment securities	8,619	24,115	5,000
Purchases of mortgage-backed and related securities	4,900	—	—

Financing activities:
Increase (decrease) in deposits	$8,425	$(20,377)	$29,571
Increase (decrease) in Federal Home Loan Bank advances	(5,115)	(2,110)	(5,986)
Increase (decrease) in securities sold under agreements to repurchase	1,470	(105)	(12)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business —Regulation and Supervision — Regulation of Federal Savings Associations—Capital Requirements” and note 9 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

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

For the year ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

Below is information regarding our other executive officers who are not also directors. Each individual has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2011.

Michael R. Hutsell is Treasurer and Chief Financial Officer of the Company and Vice President, Chief Operating Officer and Chief Financial Officer of the Bank. Mr. Hutsell joined the Bank in August 1998. Age 45.

Jay Leggett, Jr. has served as City President of the Bank’s Cleveland Division since March 2006. From November 2003 to March 2006, Mr. Leggett was Senior Vice President of Lending for Bradley and Hamilton Counties, Tennessee at First Citizens Bank. Age 47.

Ross A. Millsaps has served as Vice President and Chief Credit Officer of the Bank since April 2006. Before that time, Mr. Millsaps was a bank regulatory examiner with the Office of Thrift Supervision. Age 45.

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

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2011

	September 30,	September 30,	September 30,
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	236,062	$11.50	58,327
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	236,062	$11.50	58,327

The Company does not maintain any equity compensation plans that have not been approved by its security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	2010 Equity Incentive Plan (6)

21.0	Subsidiaries

23.0	Consent of Hazlett, Lewis & Bieter, PLLC

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement

**	Furnished, not filed.

(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.

(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Athens Bancshares Corporation

Athens, Tennessee

We have audited the accompanying consolidated balance sheets of Athens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athens Bancshares Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee

March 20, 2012

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010
ASSETS

Cash and due from banks	$14,311,461	$4,475,324
Federal funds sold	2,250,000	4,825,000
Interest-bearing deposits in banks	7,015,976	5,015,975

Total cash and cash equivalents	23,577,437	14,316,299

Interest-bearing time deposits in banks	249,000	747,000
Securities available for sale	34,281,465	41,537,586
Securities held to maturity (fair value approximates $26 at December 31, 2010)	—	25
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $4,166,468 and $3,965,395 at December 31, 2011 and December 31, 2010, respectively	204,698,612	199,386,478
Premises and equipment, net	4,594,538	4,701,660
Accrued interest receivable	967,362	1,111,043
Cash surrender value of bank owned life insurance	9,223,847	8,924,120
Foreclosed real estate	525,873	1,102,527
Other assets	2,699,268	3,289,029

Total assets	$283,716,202	$278,014,567

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$12,490,243	$10,808,127
Interest-bearing	211,621,966	204,879,217

Total deposits	224,112,209	215,687,344

Accrued interest payable	170,415	224,890
Securities sold under agreements to repurchase	2,265,008	794,732
Federal Home Loan Bank advances	3,099,119	8,213,861
Accrued expenses and other liabilities	3,519,138	3,516,545

Total liabilities	233,165,889	228,437,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,686,060 outstanding at December 31, 2011 and 2,777,250 outstanding at December 31, 2010	26,860	27,773
Additional paid-in capital	25,745,943	26,494,832
Common stock acquired by benefit plans:
Restricted stock	(1,094,967)	(1,085,423)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,925,560)	(2,073,680)
Retained earnings	27,222,837	26,086,719
Accumulated other comprehensive income	575,200	126,974

Total stockholders’ equity	50,550,313	49,577,195

Total liabilities and stockholders’ equity	$283,716,202	$278,014,567

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010

Interest and dividend income:
Loans, including fees	$13,297,119	$13,166,064
Dividends	129,950	131,935
Securities	1,172,088	1,149,975
Interest-bearing deposits in other banks	47,074	80,947

Total interest income	14,646,231	14,528,921

Interest expense:
Deposits	2,999,546	3,991,269
Federal funds purchased and securities sold under agreements to repurchase	1,841	3,759
Federal Home Loan Bank advances	336,584	365,278

Total interest expense	3,337,971	4,360,306

Net interest income	11,308,260	10,168,615

Provision for loan losses	1,980,110	1,711,030

Net interest income after provision for loan losses	9,328,150	8,457,585

Noninterest income:
Customer service fees	1,930,728	1,797,547
Other charges and fees	1,604,412	1,455,116
Investment sales commissions	449,726	282,790
Increase in cash surrender value of life insurance	346,587	320,163
Other noninterest income	426,633	550,269

Total noninterest income	4,758,086	4,405,885

Noninterest expenses:
Salaries and employee benefits	6,701,372	6,078,328
Occupancy and equipment	1,358,541	1,382,186
Federal deposit insurance premiums	205,880	319,531
Data processing	687,519	646,080
Advertising	188,064	184,695
Other operating expenses	2,283,112	3,415,952

Total noninterest expenses	11,424,488	12,026,772

Income before income taxes	2,661,748	836,698

Income tax expense (benefit)	753,976	(6,607)

Net income	$1,907,772	$843,305

Earnings per common share:
Basic	$0.75	$0.34
Diluted	$0.75	$0.34
Dividends per common share	$0.20	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Common	Accumulated
			Additional		Stock	Other
	Comprehensive	Common	Paid-In	Retained	Acquired By	Comprehensive
	Income	Stock	Capital	Earnings	Benefit Plans	Income	Total

Balance, December 31, 2009		$—	$—	$25,498,921	$—	$223,215	$25,722,136

Comprehensive income:
Net income	$843,305	—	—	843,305	—	—	843,305
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $(58,986)	(96,241)	—	—	—	—	(96,241)	(96,241)

Total comprehensive income	$747,064

Dividends—$0.10 per share		—	—	(255,507)	—	—	(255,507)
Issuance of common stock, net of expense of $1,258,300		27,773	26,479,427	—	(2,221,800)	—	24,285,400
Shares released by ESOP trust		—	15,405	—	148,120	—	163,525
Purchase of restricted stock plan shares		—	—	—	(1,085,423)	—	(1,085,423)

Balance, December 31, 2010		27,773	26,494,832	26,086,719	(3,159,103)	126,974	49,577,195

Comprehensive income:
Net income	$1,907,772	—	—	1,907,772	—	—	1,907,772
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $274,718	448,226	—	—	—	—	448,226	448,226

Total comprehensive income	$2,355,998

Dividends—$0.20 per share		—	—	(510,756)	—	—	(510,756)
Purchase and release of restricted stock plan shares		—	(216,236)	—	(9,544)	—	(225,780)
Shares released by ESOP trust		—	42,362	—	148,120	—	190,482
Stock compensation expense		—	294,937	—	—	—	294,937
Purchase of Company common stock		(913)	(869,952)	(260,898)	—	—	(1,131,763)

Balance, December 31, 2011		$26,860	$25,745,943	$27,222,837	$(3,020,527)	$575,200	$50,550,313

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,907,772	$843,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	491,883	551,196
Amortization of securities and other assets	412,594	316,951
Provision for loan losses	1,980,110	1,711,030
Deferred income taxes	(134,079)	(713,470)
Other gains and losses, net	(96,811)	(74,905)
Stock based compensation expense	485,419	163,525
Net change in:
Cash surrender value of life insurance	(299,727)	(256,066)
Loans held for sale	(796,870)	115,350
Accrued interest receivable	143,681	(122,811)
Accrued interest payable	(54,475)	(38,116)
Prepaid FDIC assessment	208,178	284,248
Other assets and liabilities	156,159	1,008,097

Net cash provided by operating activities	4,403,834	3,788,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing time deposits in banks	498,000	532,000
Securities available for sale:
Purchases	(13,519,066)	(24,390,964)
Maturities, prepayments and calls	20,796,448	6,041,794
Sales	378,100	—
Securities held to maturity:
Principal repayments received	25	36
Loan originations and principal collections, net	(7,070,601)	(11,736,081)
Purchases of premises and equipment	(384,761)	(458,025)
Proceeds from sales of foreclosed real estate	1,247,059	1,678,962
Purchase of bank owned life insurance	—	(2,200,000)

Net cash provided by (used in) investing activities	1,945,204	(30,532,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	8,424,865	(20,376,544)
Net increase (decrease) in securities sold under agreements to repurchase	1,470,276	(104,689)
Repayment of Federal Home Loan Bank advances	(5,114,742)	(2,110,328)
Proceeds from issuance of common stock	—	24,285,400
Dividends paid	(510,756)	(255,507)
Stock purchased by restricted stock trust	(225,780)	(1,085,423)
Purchase of Company common stock	(1,131,763)	—

Net cash provided by financing activities	2,912,100	352,909

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,261,138	(26,391,035)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,316,299	40,707,334

CASH AND CASH EQUIVALENTS, END OF YEAR	$23,577,437	$14,316,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$3,392,446	$4,398,422
Income taxes paid	1,157,214	765,477

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$611,353	$1,913,659

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Nature of operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services. Southland and Ti-Serve are wholly owned subsidiaries of the Bank.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.	Summary of Significant Accounting Policies (Continued)

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

December 31, 2011 and 2010

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

As part of management’s assessment of the allowance, management divides the loan portfolio into five segments: commercial, residential 1-4 family, commercial real estate and multi-family, construction and land and consumer and other. Each segment is then analyzed such that a specific and general allocation of the allowance is estimated for each loan segment.

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

The unallocated component of the allowance reflects the uncertainties inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located in East Tennessee. The types of securities that the Company invests in are included in Note 3. The types of lending the Company engages in are included in Note 4. The Company does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 33.97 percent of the loan portfolio at December 31, 2011, and 32.42 percent of the loan portfolio at December 31, 2010.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

While the Federal Home Loan Banks have been negatively impacted by current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2011 and 2010, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2011 or 2010.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.	Summary of Significant Accounting Policies (Continued)

Cash surrender value of bank owned life insurance

The Company maintains life insurance policies (“BOLI”) on certain key executives and directors to help offset the rising cost of employee benefits and to assist in the funding of deferred compensation and other employee benefits. BOLI is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2011 and 2010, the aggregate cash surrender value of these policies was $9,223,847 and $8,924,120, respectively.

Income taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense—current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Company’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2008.

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

Variable interest entities

An entity is referred to as a variable interest entity (“VIE”) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2011, the Company was not involved with any entity that is deemed to be a VIE.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.	Summary of Significant Accounting Policies (Continued)

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase identical securities the next day.

Segment reporting

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the operations of the Bank and its subsidiaries, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Southland and Ti-Serv, Inc. for the years ended December 31, 2011 and 2010, were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

The Company originates fixed-rate mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. The Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. The Company has been notified by FHLMC that three loans previously sold to them may not have qualified under their terms of purchase, and the Company may be required to repurchase these loans in the future. At December 31, 2011, the aggregate outstanding balance of loans subject to this recourse obligation was approximately $86,000. For the year ended December 31, 2011, the Company was required to repurchase one loan in the amount of $237,730. Any realized gain or loss associated with the repurchase was not significant. No loans were required to be repurchased for the year ended December 31, 2010. Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not significant to the consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.	Summary of Significant Accounting Policies (Continued)

Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents such as stock options were vested during the period.

Stock option plan

The Company recognizes compensation cost relating to share-based payment transactions in accordance with ASC Topic 718, Compensation—Stock Compensation. Compensation cost has been measured based on the grant date fair value of the equity instruments issued. Compensation cost is calculated and recognized over the employee service period, generally defined as the vesting period. The Company uses a stock option pricing model to determine the fair value of the award on the grant date.

Employee stock ownership plan

The Company accounts for the Bank’s Employee Stock Ownership Plan (“ESOP”) in accordance with the FASB ASC. ESOP shares are considered to be outstanding for the computation of EPS as they are committed to be released.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit losses on debt securities.

Recent accounting pronouncements

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The FASB determined that certain provisions relating to troubled debt restructurings (“TDR”) should be deferred until additional guidance and clarification on the definition of a TDR is issued.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements or operations.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements or operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under ASC Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the effect, if any, the adoption of ASU 2011-04 will have on its consolidated financial statements or operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-05 will have on its consolidated financial statements or operations.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Note 2.	Cash and Cash Equivalents

Restrictions on cash and due from banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to $350,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 3.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2011 and December 31, 2010, are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$19,495,082	$237,896	$—	$19,732,978

Mortgage-backed and related securities (1)	8,863,892	405,581	(58)	9,269,415

State and municipal securities	4,994,750	284,322	—	5,279,072

	$33,353,724	$927,799	$(58)	$34,281,465

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$29,389,077	$206,789	$(257,160)	$29,338,706

Mortgage-backed and related securities (1)	6,269,479	402,284	(624)	6,671,139

State and municipal securities	5,674,233	443	(146,935)	5,527,741

	$41,332,789	$609,516	$(404,719)	$41,537,586

Securities Held to Maturity:

Mortgage-backed and related securities (1)	$25	$1	$—	$26

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 3.	Securities (Continued)

The amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,
	December 31, 2011
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$9,055,524	$9,133,113
Due after one year through five years	9,900,638	10,069,736
Due five years to ten years	1,491,823	1,571,662
Due after ten years	4,041,847	4,237,539
Mortgage-backed securities	8,863,892	9,269,415

Total	$33,353,724	$34,281,465

The Company recognized $1,633 in realized gains for the year ended December 31, 2011, and no gains or losses for the year ended December 31, 2010.

The Company has pledged securities with carrying values of approximately $18,056,000 and $18,177,000 (which approximates market values) to secure deposits of public and private funds as of December 31, 2011 and December 31, 2010.

Securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(dollars in thousands)

Securities Available for Sale:

Mortgage-backed and related securities	$6	$—	$19	$—	$25	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 3.	Securities (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$12,803	$(257)	$—	$—	$12,803	$(257)

Mortgage-backed and related securities	46	(1)	53	—	99	(1)

State and municipal securities	4,896	(102)	332	(45)	5,228	(147)

	$17,745	$(360)	$385	$(45)	$18,130	$(405)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment—Debt and Equity Securities.

At December 31, 2011, the two securities with unrealized losses had depreciated 0.23 percent from the Company’s amortized cost basis. At December 31, 2010, the 19 securities with unrealized losses had depreciated 2.19 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the investments before the recovery of its amortized cost bases. In making this determination, management has considered its cash flow and liquidity requirements, capital requirements, economic factors, and contractual or regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2011, are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2011 are warranted.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

At December 31, 2011 and 2010, the Company’s loans consist of the following:

	September 30,	September 30,
	2011	2010

Mortgage loans on real estate:
Residential 1-4 family	$80,667,349	$79,373,610
Residential multifamily (5 or more units)	21,157,262	20,851,097
Commercial	47,899,766	43,733,879
Construction and land	21,057,612	19,837,210

	170,781,989	163,795,796

Commercial loans	12,616,219	12,765,618

Consumer and equity lines of credit	26,032,584	27,335,361

Total loans	209,430,792	203,896,775

Less: Allowance for loan losses	(4,166,468)	(3,965,395)
Unearned interest and fees	(361,943)	(323,515)
Net deferred loan origination fees	(203,769)	(221,387)

Loans, net	$204,698,612	$199,386,478

Activity in the allowance for loan losses for 2011 and 2010 are as follows:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010

Beginning balance	$3,965,395	$3,412,963
Provision for loan losses	1,980,110	1,711,030
Loans charged-off	(1,882,012)	(1,272,953)
Recoveries	102,975	114,355

Ending balance	$4,166,468	$3,965,395

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

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses (Continued)

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment at December 31, 2011 and December 31, 2010, is as follows:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves-impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$—	$1,670,112

General reserves	223,593	698,839	860,608	351,946	333,724	27,646	2,496,356

Total reserves	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

Loans individually evaluated for impairment	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$—	$13,714,709

Loans collectively evaluated for impairment	10,279,403	74,595,621	66,551,023	18,931,371	25,358,665	—	195,716,083

Total	$12,616,219	$80,667,349	$69,057,028	$21,057,612	$26,032,584	$—	$209,430,792

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Specified reserves-impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$—	$1,759,734

General reserves	206,428	742,610	807,249	198,709	225,809	24,856	2,205,661

Total reserves	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395

Loans individually evaluated for impairment	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627	$—	$9,678,834

Loans collectively evaluated for impairment	10,123,882	76,928,303	61,936,469	18,135,553	27,093,734	—	194,217,941

Total	$12,765,618	$79,373,610	$64,584,976	$19,837,210	$27,335,361	$—	$203,896,775

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses during the year ended December 31, 2011, by class of loan:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total

Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Provision for loan losses	314,740	377,348	(62,616)	860,204	487,644	2,790	1,980,110
Loans charged-off	(278,227)	(122,729)	(244,051)	(911,779)	(325,226)	—	(1,882,012)
Recoveries	4,350	25,771	13,085	—	59,769	—	102,975

Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$39,885	$1,551,007	$1,231,377	$882,676	$164,487	$3,869,432

With a valuation allowance	2,296,931	4,520,721	1,274,628	1,243,565	509,432	9,845,277

Recorded investment in impaired loans	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$13,714,709

Unpaid principal balance of impaired loans	$2,376,663	$6,077,465	$2,506,005	$3,038,019	$674,430	$14,672,582

Valuation allowance related to impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$1,670,112

Average investment in impaired loans	$2,524,644	$5,020,554	$2,555,300	$2,321,965	$630,489	$13,052,952

Interest income recognized on impaired loans	$123,830	$226,249	$104,298	$36,048	$22,997	$513,422

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$29,662	$807,6l6	$729,037	$154,035	$—	$1,720,350

With a valuation allowance	2,612,074	1,637,691	1,919,470	1,547,622	241,627	7,958,484

Recorded investment in impaired loans	$2,641,736	$2,445,307	$2,648,507	$1,701,657	$241,627	$9,678,834

Unpaid principal balance of impaired loans	$2,681,583	$2,445,307	$2,648,507	$1,701,657	$245,929	$9,722,983

Valuation allowance related to impaired loans	$317,562	$321,604	$492,369	$534,737	$93,462	$1,759,734

The following is a summary of information pertaining to average investment and interest income recognized on impaired loans as of December 31, 2010:

September 30,
Average investment in impaired loans	$9,022,095

Interest income recognized on impaired loans	$600,000

The following tables present an aged analysis of past due loans as of December 31, 2011 and December 31, 2010:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2011
		Greater Than
		90 Days				Recorded
	30-89 Days	Past Due and Non-	Total			Investment ≥ 90 Days and
	Past Due	Accrual	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$752,680	$1,467,682	$2,220,362	$78,446,987	$80,667,349	$20,988
Commercial real estate and multifamily	163,457	—	163,457	68,893,571	69,057,028	—
Construction and land	—	1,748,523	1,748,523	19,309,089	21,057,612	—
Commercial	—	—	—	12,616,219	12,616,219	—
Consumer and other	276,747	82,647	359,394	25,673,190	26,032,584	23,765

Total	$1,192,884	$3,298,852	$4,491,736	$204,939,056	$209,430,792	$44,753

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses (Continued)

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2010
	30-89 Days	Greater Than 90 Days	Total			Recorded Investment ≥ 90 Days and
	Past Due	Past Due	Past Due	Current Loans	Total Loans	Accruing

Residential 1-4 family	$689,195	$632,421	$1,321,616	$78,051,994	$79,373,610	$63,740
Commercial real estate and multifamily	131,849	326,635	458,484	64,126,492	64,584,976	53,515
Construction and land	—	974,445	974,445	18,862,765	19,837,210	—
Commercial	6,618	38,000	44,618	12,721,000	12,765,618	—
Consumer and other	164,427	67,509	231,936	27,103,425	27,335,361	9,490

Total	$992,089	$2,039,010	$3,031,099	$200,865,676	$203,896,775	$126,745

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating class as of December 31, 2011 and December 31, 2010:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$73,574,439	$1,021,182	$6,071,728	$—	$—	$80,667,349
Commercial real estate and multifamily	66,167,335	383,688	2,506,005	—	—	69,057,028
Construction and land	18,866,263	65,108	2,126,241	—	—	21,057,612
Commercial	10,274,603	4,800	2,336,816	—	—	12,616,219
Consumer and other	25,143,601	215,064	673,919	—	—	26,032,584

Total	$194,026,241	$1,689,842	$13,714,709	$—	$—	$209,430,792

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses (Continued)

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,953,467	$1,974,836	$2,445,307	$—	$—	$79,373,610
Commercial real estate and multifamily	61,936,469	—	2,648,507	—	—	64,584,976
Construction and land	17,714,246	421,307	1,701,657	—	—	19,837,210
Commercial	10,104,402	19,481	2,431,504	—	210,231	12,765,618
Consumer and other	26,982,454	111,279	226,622	—	15,006	27,335,361

Total	$191,691,038	$2,526,903	$9,453,597	$—	$225,237	$203,896,775

As a result of adopting the amendments in ASU 2011-02 during the third quarter of 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011, for identification as a TDR. The Company’s reassessment resulted in no additional TDRs than those previously identified. A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. By granting the concession, the Company expects to increase the probability of collection by more than would be expected by not granting the concession. The Company’s determination of whether a modification is a TDR considers the facts and circumstances surrounding each respective modification.

The following presents information related to loans modified as a TDR during the year ended December 31, 2011:

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment

Residential 1-4 family	6	$648,556	$648,556
Commercial real estate and multifamily	—	—	—
Construction and land	3	996,914	996,914
Commercial	—	—	—
Consumer and other	21	219,164	219,164

	30	$1,864,634	$1,864,634

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 4.	Loans and Allowance for Loan Losses (Continued)

The following table presents loans modified in a TDR from January 1, 2011, through December 31, 2011, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the year ended December 31, 2011:

	September 30,	September 30,
	Year Ended December 31, 2011
	Number
	Of	Outstanding Recorded
	Loans	Investment at Default

Residential 1-4 family	1	$41,736
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	7,716

	3	$49,452

Note 5.	Premises and Equipment

A summary of the Company’s premises and equipment is as follows:

	September 30,	September 30,
	December 31,
	2011	2010

Land	$1,075,880	$1,075,880
Buildings	5,505,834	5,420,219
Leasehold improvements	92,127	92,127
Equipment	5,000,705	4,738,938
Automobiles	22,494	22,494
Construction in progress	—	47,629

	11,697,040	11,397,287
Less accumulated depreciation	(7,102,502)	(6,695,627)

	$4,594,538	$4,701,660

Depreciation expense amounted to $491,883 and $551,196 for the years ended December 31, 2011 and 2010, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more were $39,934,905 and $41,766,429 at December 31, 2011 and 2010, respectively. Deposit accounts are federally insured up to $250,000 per depositor.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

September 30,
2012	$35,032,450
2013	20,048,408
2014	7,674,033
2015	18,240,432
2016	10,067,923

$91,063,246

Deposit interest expense for the years ended December 31, 2011 and 2010 is as follows:

	September 30,	September 30,
	December 31,
	2011	2010

Demand deposit and NOW accounts	$226,469	$338,610
Money market accounts	312,428	524,306
Savings accounts	19,467	29,466
IRA accounts	853,980	1,084,952
Certificates of deposit	1,587,202	2,013,935

	$2,999,546	$3,991,269

Note 7.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase averaged approximately $1,920,000 and $2,140,000 for the years ended December 31, 2011 and 2010, respectively.

Note 8.	Federal Home Loan Bank Advances

The schedule of advances from the Federal Home Loan Bank (FHLB) at December 31, 2011 and 2010, is as follows:

	September 30,	September 30,	September 30,	September 30,
	Interest	Final
Date of Advance	Rate	Maturity Date	2011	2010

September 6, 2002	3.93%	October 1, 2012	$99,119	$213,861
November 30, 2006	4.39%	November 30, 2011	—	5,000,000
July 11, 2008	4.37%	July 11, 2013	1,500,000	1,500,000
July 31, 2008	4.28%	September 6, 2013	1,500,000	1,500,000

			$3,099,119	$8,213,861

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 8.	Federal Home Loan Bank Advances (Continued)

Pursuant to collateral agreements with the FHLB, the advances and letters of credit described below are secured by the Bank’s FHLB stock and qualifying first mortgage loans, totaling approximately $21,460,000 and $29,104,000 as of December 31, 2011 and 2010, respectively.

The Bank also has a Standby Letter of Credit for Public Unit Deposit Collateralization Line with the FHLB which provides an alternative for the Bank instead of pledging securities to public depositors up to a maximum credit line of approximately $18,000,000. This line of credit is also secured by the same collateral described above. The FHLB issues irrevocable letters of credit on behalf of the Bank to certain public entities which are depositors of the Bank. Letters of credit outstanding as of December 31, 2011 and 2010, were $11,750,000 and $12,750,000, respectively.

At December 31, 2011, the scheduled maturities of the FHLB advances are as follows:

September 30,
2012	$99,119
2013	3,000,000

$3,099,119

Note 9.	Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, which has historically been the Office of Thrift Supervision (OTS). Under the Dodd-Frank Act of 2010, the OTS was eliminated and responsibility for the supervision and regulation of the Bank was transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and December 31, 2010, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 9.	Minimum Regulatory Capital Requirements (Continued)

The Bank’s actual capital amounts and ratios are presented in the following tables. Dollar amounts are presented in thousands.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total capital (to risk-weighted assets)	$42,287	21.96%	$15,408	8.00%	$19,260	10.00%
Tier I capital (to risk-weighted assets)	39,858	20.69%	N/A	N/A	11,556	6.00%
Tier I capital (to adjusted total assets)	39,858	14.13%	11,284	4.00%	14,105	5.00%
Tangible capital (to adjusted total assets)	39,858	14.13%	4,231	1.50%	N/A	N/A

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk-weighted assets)	$39,659	20.78%	$15,266	8.00%	$19,082	10.00%
Tier I capital (to risk-weighted assets)	37,453	19.63%	N/A	N/A	11,449	6.00%
Tier I capital (to adjusted total assets)	37,453	13.53%	11,070	4.00%	13,838	5.00%
Tangible capital (to adjusted total assets)	37,453	13.53%	4,151	1.50%	N/A	N/A

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 10.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2011 and December 31, 2010:

	September 30,	September 30,
	December 31,
	2011	2010

Deferred tax assets:
Allowance for loan losses	$841,541	$766,610
Deferred compensation	789,676	683,449
Executive benefit plan	132,254	145,739
Other	492,641	529,391

	2,256,112	2,125,189

Deferred tax liabilities:
FHLB stock dividends	375,510	375,510
Depreciable assets	294,138	165,285
Other	644,029	442,334

	1,313,677	983,129

Net deferred tax assets	$942,435	$1,142,060

The provision for income taxes charged to income for the years ended December 31, 2011 and 2010, consists of the following:

	September 30,	September 30,
	Years Ended
	December 31,
	2011	2010

Current tax expense	$888,055	$706,863
Deferred benefit	(134,079)	(713,470)

Provision (benefit) for income taxes	$753,976	$(6,607)

The income tax (benefit) provision is less than the expected tax provision computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	%	2010	%

Expected tax at statutory rates	$905,000	34.00%	$284,500	34.00%
Tax-exempt earnings on life insurance policies	(132,700)	(4.99)	(122,600)	(14.65)
Tax-exempt interest	(79,049)	(2.97)	(76,500)	(9.14)
State income taxes, net of federal income tax benefit	114,200	4.29	35,900	4.29
Other	(53,475)	(2.00)	(127,907)	(15.29)

Provision (benefit) for income taxes	$753,976	28.33%	$(6,607)	(.79)%

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11.	Employee Benefits

401(k) Plan

The Bank has adopted a 401(k) plan covering substantially all employees. Employees are allowed to contribute up to 75% of earnings and, in addition, the Bank will match a portion of the employees’ contributions. The expenses incurred by the Bank for the plan totaled $217,039 and $318,988 for the years ended December 31, 2011 and 2010, respectively.

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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended December 31, 2011 and 2010, the Company recorded stock compensation expense of $54,151 and $0, respectively. At December 31, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $217,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11.	Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

A summary of the activity in the 2010 Plan as of December 31, 2011 and 2010, is presented in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011			Year Ended December 31, 2010
		Average	Aggregate		Average
		Exercise	Intrinsic		Exercise
	Shares	Price	Value (1)	Shares	Price

Outstanding at beginning of year	236,062	$11.50		—	N/A
Granted	—	N/A		236,062	$11.50
Exercised	—	N/A		—	N/A
Forfeited	—	N/A		—	N/A

Outstanding at end of year	236,062	11.50	$118,031	236,062	11.50

Options exercisable at year-end	47,212	$11.50	23,606	—	N/A

Weighted-average fair value of options granted during the year	$—			$1.27

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of December 31, 2011, is as follows:

	SEP30,	SEP30,	SEP30,	SEP30,	SEP30,	SEP30,	SEP30,	SEP30,	SEP30,	SEP30,
		Options Outstanding						Options Exercisable
Weighted
Average
				Weighted-		Remaining				Weighted-
		Number		Average		Contractual		Number		Average
Exercise		Of		Exercise		Life		of		Exercise
Price		Shares		Price		In Years		Shares		Price

$11.50		236,062		$11.50		9.00		47,212		$11.50

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11.	Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

Information pertaining to non-vested options for the year ended December 31, 2011, is as follows:

	September 30,	September 30,
		Weighted Average
	Number	Grant Date Fair
	of Shares	Value

Non-vested options, December 31, 2010	236,062	$1.27
Granted	—	—
Vested	(47,212)	1.27
Forfeited	—	—

Non-vested options, December 31, 2011	188,850	$1.27

The weighted-average assumptions used to determine the fair value of options granted during 2010 are detailed in the table below:

	September 30,
Risk-free interest rate	3.18%
Dividend yield	2.00%
Expected volatility	7.23%
Expected life	8.00	Years

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

On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers, and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the year ended December 31, 2011, the Company recognized $240,786 in compensation expense attributable to the 94,426 shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11.	Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the year ended December 31, 2011 is as follows:

	September 30,	September 30,
Grant Date
Weighted-Average
	Number	Cost

Unvested at January 1, 2011	—	$—
Shares awarded	94,426	12.75
Restrictions lapsed and shares released	—	—
Shares forfeited	—	—

Unvested at December 31, 2011	94,426	$12.75

Employee Stock Ownership Plan

The Bank sponsors a leveraged employee stock ownership plan that covers substantially all employees who meet certain age and eligibility requirements. As part of the Company’s initial public offering, the ESOP purchased 222,180 shares, or approximately 8% of the 2,777,250 shares issued, with the proceeds of a 15-year loan from the Company which is payable in annual installments and bears interest at 3.25%.

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

ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares upon four years of employment with the Bank. Any forfeited shares are allocated to other participants in the same proportion as contributions.

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense for the years ended December 31, 2011 and 2010, respectively was $190,482 and $163,525.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 11.	Employee Benefits (Continued)

Employee Stock Ownership Plan (Continued)

A detail of ESOP shares as of December 31, 2011 and 2010, is as follows:

	September 30,	September 30,
	2011	2010

Allocated shares	29,624	14,812
Unallocated shares	192,556	207,368

Total ESOP shares	222,180	222,180

Fair value of unreleased shares	$2,310,672	$2,590,026

Executive Benefit Plans

The Company has employment agreements with three of its executive officers for post-retirement compensation and other related benefits. As of December 31, 2011 and December 31, 2010, the net present value liability of these benefits was approximately $845,000 and $568,000, respectively. The expenses incurred by the Company for these executive benefits totaled $277,284 and $226,944 for the years ended December 31, 2011 and 2010, respectively.

The Bank has an agreement with its former president that resulted in a net present value liability of $345,402 and $380,618 at December 31, 2011 and 2010, respectively. The expenses incurred by the Bank for such benefits were $21,813 and $23,077 for the years ended December 31, 2011 and 2010, respectively.

Note 12.	Deferred Compensation

The Bank has established deferred compensation plans for the benefit of its board of directors. Under the plans, any director electing to defer directors’ fees will be entitled to receive the accumulated benefits, including interest earned, over a period of five to fifteen years following retirement. The Bank recognizes the liability for these benefits over the service period. As of December 31, 2011 and December 31, 2010, the liability for these benefits was $689,506 and $736,789, respectively. The expenses incurred by the Bank for these plans totaled $10,001 and $19,413 for the years ended December 31, 2011 and 2010, respectively. The Bank, utilizing bank owned life insurance, has insured the lives of certain directors who participate in the deferred compensation plans to assist in the funding of the deferred compensation liability. The Bank is the owner and beneficiary of the insurance policies.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3—Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2011 and 2010.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13.	Fair Value Disclosures (Continued)

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	September 30,	September 30,	September 30,	September 30,
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$19,732,978	$—	$19,732,978	$—
Mortgage-backed securities	9,269,415	—	9,269,415	—
State and municipal securities	5,279,072	—	5,279,072	—

Total securities available for sale	$34,281,465	—	$34,281,465	—

Cash surrender value of bank owned life insurance	$9,223,847	$—	$9,223,847	$—

	September 30,	September 30,	September 30,	September 30,
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$29,338,706	$—	$29,338,706	$—
Mortgage-backed securities	6,671,139	—	6,671,139	—
State and municipal securities	5,527,741	—	5,527,741	—

Total securities available for sale	$41,537,586	$—	$41,537,586	$—

Cash surrender value of bank owned life insurance	$8,924,120	$—	$8,924,120	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 13.	Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	September 30,	September 30,	September 30,	September 30,
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,175,165	$—	$6,389,165	$1,786,000
Foreclosed real estate	525,873	—	525,873	—

	September 30,	September 30,	September 30,	September 30,
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,198,750	$—	$6,126,747	$72,003
Foreclosed real estate	1,102,527	—	1,102,527	—

The carrying amount and estimated fair value of the Bank’s financial instruments at December 31, 2011 and 2010, are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$23,577	$23,577	$14,316	$14,316
Interest-bearing time deposits in banks	249	249	747	747
Securities	34,281	34,281	41,538	41,538
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	204,699	206,809	199,386	201,211
Cash surrender value of bank owned life insurance	9,224	9,224	8,924	8,924
Accrued interest receivable	967	967	1,111	1,111

Financial liabilities:
Deposits	224,112	231,672	215,687	223,788
Securities sold under agreements to repurchase	2,265	2,265	795	795
Federal Home Loan Bank advances	3,099	3,287	8,214	8,486
Accrued interest payable	170	170	225	225

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 14.	Related Party Transactions

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

Activity for the years ended December 31, 2011 and 2010, consisted of the following:

	September 30,	September 30,
	2011	2010

Beginning balance	$1,603,215	$1,179,130

New loans	388,402	1,016,453
Repayments	(1,299,486)	(592,368)

Ending balance	$692,131	$1,603,215

The Bank held related party deposits of $4,233,122 and $5,394,935 at December 31, 2011 and 2010, respectively.

Note 15.	Financial Instruments With Off-Balance Sheet Risk

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 15.	Financial Instruments With Off-Balance Sheet Risk (Continued)

At December 31, 2011 and 2010, commitments under standby letters of credit were approximately $1,028,000 and $2,494,000, respectively. Undisbursed loan commitments aggregated approximately $27,742,000 and $21,130,000 at December 31, 2011 and 2010, respectively. Approximately $3,645,000 of the $27,742,000 and $1,879,000 of the $21,130,000 undisbursed loan commitments at December 31, 2011 and December 31, 2010, respectively, represented fixed rate loan commitments for which the interest rates committed ranged from 2.30% to 21.00% at December 31, 2011 and 2.05% to 18.00% at December 31, 2010.

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

The Company has not been required to perform on any financial guarantees during any of the periods presented. The Company has not incurred any losses on its commitments for the years ended December 31, 2011 and 2010.

Note 16.	Earnings Per Common Share

The following is a summary of the basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010

Basic earnings per share calculation:
Numerator: Net income	$1,907,772	$843,305

Denominator: Weighted average common shares outstanding	2,528,618	2,511,543
Effect of dilutive stock options	24,635	206

Diluted shares	$2,553,253	$2,511,749

Basic earnings per share	$0.75	$0.34

Diluted earnings per share	$0.75	$0.34

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 17.	Quarterly Data (Unaudited)

	Years Ended December 31,
	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$3,673,467	$3,667,902	$3,647,900	$3,656,962	$3,695,757	$3,647,510	$3,629,285	$3,556,369
Interest expense	774,311	832,376	855,957	875,327	963,361	1,097,356	1,144,009	1,155,580

Net interest income	2,899,156	2,835,526	2,791,943	2,781,635	2,732,396	2,550,154	2,485,276	2,400,789

Provision for loan losses	421,150	563,609	783,906	211,445	603,419	423,925	473,910	209,776

Net interest income after provision for loan losses	2,478,006	2,271,917	2,008,037	2,570,190	2,128,977	2,126,229	2,011,366	2,191,013

Noninterest income	1,277,058	1,283,023	1,130,431	1,067,574	1,190,152	1,103,729	1,167,943	944,061
Noninterest expenses	2,839,313	2,882,026	2,862,635	2,840,514	2,666,885	2,743,625	2,765,271	3,850,991

Income (loss) before income taxes	915,751	672,914	275,833	797,250	652,244	486,333	414,038	(715,917)
Income taxes	202,367	209,527	58,701	283,381	52,099	136,985	114,281	(309,972)

Net income (loss)	$713,384	$463,387	$217,132	$513,869	$600,145	$349,348	$299,757	$(405,945)

Earnings (loss) per common share:
Basic	$0.29	$0.18	$0.09	$0.20	$0.24	$0.13	$0.11	$(0.15)

Diluted	$0.28	$0.18	$0.08	$0.20	$0.24	$0.13	$0.11	$(0.15)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 18.	Condensed Financial Statements of Parent Company

Financial information pertaining only to Athens Bancshares Corporation is as follows:

Balance Sheets

	September 30,	September 30,
	December 31, 2011	December 31, 2010

Assets

Cash and due from banks	$7,222,769	$8,982,678
Investment in wholly owned subsidiary	40,768,170	38,001,035
Other assets	2,610,535	2,625,188

Total assets	$50,601,474	$49,608,901

Liabilities and Stockholders’ Equity

Accrued expenses	$51,161	$31,706

Total liabilities	51,161	31,706

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,686,060 outstanding at December 31, 2011 and 2,777,250 at December 31, 2010	26,860	27,773
Additional paid-in capital	25,745,943	26,494,832
Common stock acquired by benefit plans:
Restricted stock	(1,094,967)	(1,085,423)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,925,560)	(2,073,680)
Retained earnings	27,222,837	26,086,719
Accumulated other comprehensive income	575,200	126,974

Total stockholders’ equity	50,550,313	49,577,195

Total liabilities and stockholders’ equity	$50,601,474	$49,608,901

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 18.	Condensed Financial Statements of Parent Company (Continued)

Statements of Income

	September 30,	September 30,
	Years Ended
	December 31, 2011	December 31, 2010

Income
Interest income	$77,178	$103,657
Equity in undistributed earnings of subsidiary	2,086,953	1,657,597

Total income	2,164,131	1,761,254
Operating expenses	367,771	1,439,739

Income before income taxes	1,796,360	321,515
Applicable income tax (benefit)	(111,412)	(521,790)

Net income	$1,907,772	$843,305

Statements of Cash Flows

Cash flows from operating activities:
Net income	$1,907,772	$843,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(2,086,953)	(1,657,597)
Stock based compensation expense	294,937	—
Increase in other assets and liabilities	(7,366)	(393,900)

Net cash provided by (used in) operating activities	108,390	(1,208,192)

Cash flows from investing activities:
Capital contribution to subsidiary	—	(12,753,600)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	24,285,400
Purchase of Company common stock	(1,131,763)	—
Dividends paid	(510,756)	(255,507)
Stock purchased by restricted stock trust	(225,780)	(1,085,423)

Net cash (used in) provided by financing activities	(1,868,299)	22,944,470

Net (decrease) increase in cash and cash equivalents	(1,759,909)	8,982,678
Cash and cash equivalents at beginning of period	8,982,678	—

Cash and cash equivalents at end of period	$7,222,769	$8,982,678

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Date: March 20, 2012	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey L. Cunningham Jeffrey L. Cunningham	President, Chief Executive Officer and Director (principal executive officer)	March 20, 2012

/s/ Michael R. Hutsell Michael R. Hutsell	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 20, 2012

/s/ Elaine M. Cathcart Elaine M. Cathcart	Director	March 20, 2012

/s/ G. Scott Hannah G. Scott Hannah	Director	March 20, 2012

/s/ G. Timothy Howard G. Timothy Howard	Director	March 20, 2012

/s/ Myra NanDora Jenne Myra NanDora Jenne	Director	March 20, 2012

/s/ M. Darrell Murray M. Darrell Murray	Director	March 20, 2012

/s/ Lyn B. Thompson Lyn B. Thompson	Director	March 20, 2012

/s/ Larry D. Wallace Larry D. Wallace	Director	March 20, 2012