Form 10-Q
period 2012-03-31
Athens Bancshares Corp
filed 2012-05-14
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, the number of shares of common stock outstanding was 2,625,560.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$18,002,249	$14,311,461
Federal funds sold	2,250,000	2,250,000
Interest-bearing deposits in banks	7,015,976	7,015,976

Total cash and cash equivalents	27,268,225	23,577,437
Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	36,901,007	34,281,465
Federal Home Loan Bank stock, at cost	2,898,800	2,898,800
Loans, net of allowance for loan losses of $4,068,404 and $4,166,468 at March 31, 2012 and December 31, 2011, respectively	208,658,474	204,698,612
Premises and equipment, net	4,551,850	4,594,538
Accrued interest receivable	1,090,818	967,362
Cash surrender value of bank owned life insurance	9,296,433	9,223,847
Foreclosed real estate	279,051	525,873
Other assets	2,700,078	2,699,268

Total assets	$293,893,736	$283,716,202

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$15,443,622	$12,490,243
Interest-bearing	219,487,490	211,621,966

Total deposits	234,931,112	224,112,209
Accrued interest payable	171,070	170,415
Securities sold under agreements to repurchase	1,421,465	2,265,008
Federal Home Loan Bank advances	3,069,723	3,099,119
Accrued expenses and other liabilities	3,657,066	3,519,138

Total liabilities	243,250,436	233,165,889

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
2,777,250 shares issued and 2,665,560 outstanding at March 31, 2012 and 2,686,060 at December 31, 2011	26,656	26,860
Additional paid-in capital	25,570,048	25,745,943
Common stock acquired by benefit plans:
Restricted stock	(1,040,908)	(1,094,967)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,925,560)	(1,925,560)
Retained earnings	27,553,662	27,222,837
Accumulated other comprehensive income	459,402	575,200

Total stockholders’ equity	50,643,300	50,550,313

Total liabilities and stockholders’ equity	$293,893,736	$283,716,202

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income:
Loans, including fees	$3,342,962	$3,285,566
Dividends	32,880	32,880
Securities and interest-bearing deposits in other banks	250,220	338,516

Total interest income	3,626,062	3,656,962

Interest expense:
Deposits	666,083	786,932
Federal funds purchased and securities sold under agreements to repurchase	517	362
Federal Home Loan Bank advances	33,042	88,033

Total interest expense	699,642	875,327

Net interest income	2,926,420	2,781,635
Provision for loan losses	86,096	211,445

Net interest income after provision for loan losses	2,840,324	2,570,190

Noninterest income:
Customer service fees	485,080	417,842
Other charges and fees	354,303	370,918
Investment sales commissions	87,058	110,085
Increase in cash surrender value of life insurance	83,896	86,964
Other noninterest income	161,750	81,765

Total noninterest income	1,172,087	1,067,574

Noninterest expenses:
Salaries and employee benefits	1,664,288	1,646,904
Occupancy and equipment	335,044	312,651
Federal deposit insurance premiums	44,546	63,260
Data processing	204,418	161,264
Advertising	44,491	44,184
Other operating expenses	619,894	612,251

Total noninterest expenses	2,912,681	2,840,514

Income before income taxes	1,099,730	797,250
Income tax expense	557,991	283,381

Net income	$541,739	$513,869

Earnings per common share:
Basic	$0.22	$0.20
Diluted	$0.22	$0.20
Dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$541,739	$513,869
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale	(115,798)	(1,645)

Other comprehensive loss	(115,798)	(1,645)

Comprehensive income	$425,941	$512,224

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$26,860	$25,745,943	$27,222,837	$(3,020,527)	$575,200	$50,550,313
Net income	—	—	541,739	—	—	541,739
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $70,973	—	—	—	—	(115,798)	(115,798)
Dividends - $0.05 per share	—	—	(124,675)	—	—	(124,675)
Purchase and release of restricted stock plan shares	—	(54,059)	—	54,059	—	—
Stock compensation expense	—	73,734	—	—	—	73,734
Purchase of Company common stock	(204)	(195,570)	(86,239)	—	—	(282,013)

Balance, March 31, 2012	$26,656	$25,570,048	$27,553,662	$(2,966,468)	$459,402	$50,643,300

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$541,739	$513,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,387	105,415
Amortization of securities and other assets	94,360	90,493
Provision for loan losses	86,096	211,445
Deferred income taxes	101,031	84,874
Other gains and losses, net	(88,366)	(13,337)
Stock compensation expense	73,734	73,734
Net change in:
Cash surrender value of life insurance	(72,586)	(75,846)
Loans held for sale	299,539	71,900
Accrued interest receivable	(123,456)	(202,087)
Accrued interest payable	655	(5,874)
Prepaid FDIC assessment	38,309	63,737
Other assets and liabilities	49,759	(153,420)

Net cash provided by operating activities	1,110,201	764,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(7,601,636)	(9,592,669)
Maturities, prepayments and calls	4,719,955	3,999,407
Securities held to maturity:
Principal repayments received	—	9
Loan originations and principal collections, net	(4,504,614)	(2,883,846)
Purchases of premises and equipment	(66,699)	(41,952)
Proceeds from sale of foreclosed real estate	494,305	523,297

Net cash used in investing activities	(6,958,689)	(7,995,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,818,903	4,569,677
Net (decrease) increase in securities sold under agreements to repurchase	(843,543)	985,023
Repayment of Federal Home Loan Bank advances	(29,396)	(28,265)
Purchase of Company common stock	(282,013)	—
Dividends paid	(124,675)	(128,494)
Stock purchased by restricted stock trust	—	(225,780)

Net cash provided by financing activities	9,539,276	5,172,161

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,690,788	(2,058,690)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,577,437	14,316,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,268,225	$12,257,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$698,987	$881,201
Income taxes paid	194,507	49,150

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$182,375	$507,574

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

The policies that materially affect financial position and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.

Nature of operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland Finance, Inc. (“Southland”) is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. (“Ti-Serv”) maintains the Bank’s investment in Valley Title Services, LLC and provides title insurance services. Southland and Ti-Serv are wholly-owned subsidiaries of the Bank.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.    Summary of Significant Accounting Policies (Continued)

The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and condition.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Other than disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.    Summary of Significant Accounting Policies (Continued)

The following is a summary of the basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share calculation:
Numerator: Net income	$541,739	$513,869
Denominator: Weighted average common shares outstanding	2,471,767	2,545,034
Effect of dilutive stock options	28,094	29,865

Diluted shares	2,499,861	2,574,899

Basic earnings per share	$0.22	$0.20

Diluted earnings per share	$0.22	$0.20

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Note 2.    Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$18,370,874	$161,769	$(32,391)	$18,500,252
Mortgage-backed and related securities (1)	11,701,127	382,712	(25,099)	12,058,740
State and municipal securities	4,993,909	273,276	—	5,267,185
Other securities	1,094,127	—	(19,297)	1,074,830

	$36,160,037	$817,757	$(76,787)	$36,901,007

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

As of March 31, 2012 and December 31, 2011, the Company did not have any securities classified as held-to-maturity.

(1) Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

The amortized cost and estimated market value of securities at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$8,078,476	$8,150,021
Due after one year through five years	10,206,644	10,274,629
Due five years to ten years	3,030,756	3,117,447
Due after ten years	3,143,034	3,300,170
Mortgage-backed securities	11,701,127	12,058,740

Total	$36,160,037	$36,901,007

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

The Company had no realized gains or losses for the three-month period ending March 31, 2012 and recognized $1,633 in realized gains for the year ended December 31, 2011.

The Company has pledged securities with carrying values of approximately $16,149,000 and $18,056,000 (which approximates fair values) to secure deposits of public and private funds as of March 31, 2012 and December 31, 2011, respectively.

Securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$3,963	$(33)	$—	$—	$3,963	$(33)
Mortgage-backed and related securities	3,456	(25)	17	—	3,473	(25)
Other securities	1,069	(19)	—	—	1,069	(19)

	$8,488	$(77)	$17	$—	$8,505	$(77)

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

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment – Debt and Equity Securities.

At March 31, 2012, the seven securities with unrealized losses have depreciated 0.89 percent from the Company’s amortized cost basis. At December 31, 2011, the two securities with unrealized losses have depreciated 0.23 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2012 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2012 are warranted.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.    Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
Mortgage loans on real estate:
Residential 1-4 family	$79,791,391	$80,667,349
Residential multifamily (5 or more units)	21,090,470	21,157,262
Commercial	54,523,355	47,899,766
Construction and land	19,050,432	21,057,612

	174,455,648	170,781,989
Commercial loans	12,058,907	12,616,219
Consumer and equity lines of credit	26,799,488	26,032,584

Total loans	213,314,043	209,430,792
Less: Allowance for loan losses	(4,068,404)	(4,166,468)
Unearned interest and fees	(355,303)	(361,943)
Net deferred loan origination fees	(231,862)	(203,769)

Loans, net	$208,658,474	$204,698,612

The following presents activity in the allowance for loan losses for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31,	December 31,
	2012	2011
Beginning balance	$4,166,468	$3,965,395
Provision for loan losses	86,096	1,980,110
Loans charged-off	(203,904)	(1,882,012)
Recoveries	19,744	102,975

Ending balance	$4,068,404	$4,166,468

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

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	March 31, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$392,727	$490,978	$133,274	$329,169	$191,262	$—	$1,537,410
General reserves	208,712	691,556	913,591	351,124	329,409	36,602	2,530,994

Total reserves	$601,439	$1,182,534	$1,046,865	$680,293	$520,671	$36,602	$4,068,404

Loans individually evaluated for impairment	$2,327,965	$5,201,766	$2,485,227	2,109,183	$653,447	$—	$12,777,588
Loans collectively evaluated for impairment	9,730,942	74,589,625	73,128,598	16,941,249	26,146,041	—	200,536,455

Total	$12,058,907	$79,791,391	$75,613,825	$19,050,432	$26,799,488	$—	$213,314,043

	December 31, 2011
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$—	$1,670,112
General reserves	223,593	698,839	860,608	351,946	333,724	27,646	2,496,356

Total reserves	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

Loans individually evaluated for impairment	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$—	$13,714,709
Loans collectively evaluated for impairment	10,279,403	74,595,621	66,551,023	18,931,371	25,358,665	—	195,716,083

Total	$12,616,219	$80,667,349	$69,057,028	$21,057,612	$26,032,584	$—	$209,430,792

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.    Loans and Allowances for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2010 to March 31, 2012 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Provision for loan losses	314,740	377,348	(62,616)	860,204	487,644	2,790	1,980,110
Loans charged-off	(278,227)	(122,729)	(244,051)	(911,779)	(325,226)	—	(1,882,012)
Recoveries	4,350	25,771	13,085	—	59,769	—	102,975

Balance, December 31, 2011	564,853	1,344,604	1,006,036	681,871	541,458	27,646	4,166,468
Provision for loan losses	33,006	1,577	40,829	(1,578)	3,306	8,956	86,096
Loans charged-off	—	(165,812)	—	—	(38,092)	—	(203,904)
Recoveries	3,580	2,165	—	—	13,999	—	19,744

Balance, March 31, 2012	$601,439	$1,182,534	$1,046,865	$680,293	$520,671	$36,602	$4,068,404

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Commercial	Residential 1- 4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Loans individually evaluated for impairment:
Without a valuation allowance	$39,885	$1,712,345	$1,222,753	$886,564	$150,260	$4,011,807
With a valuation allowance	2,288,080	3,489,421	1,262,474	1,222,619	503,187	8,765,781

Recorded investment in impaired loans	$2,327,965	$5,201,766	$2,485,227	$2,109,183	$653,447	$12,777,588

Unpaid principal balance of impaired loans	$2,367,812	$5,333,396	$2,485,227	$3,020,961	$654,117	$13,861,513

Valuation allowance related to impaired loans	$392,727	$490,978	$133,274	$329,169	$191,262	$1,537,410

Average investment in impaired loans	$2,332,308	$5,543,500	$2,492,113	$2,117,788	$643,533	$13,129,242

Interest income recognized on impaired loans	$32,819	$86,287	$29,331	$5,010	$10,745	$164,192

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.    Loans and Allowances for Loan Losses (Continued)

	December 31, 2011
	Commercial	Residential 1- 4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Loans individually evaluated for impairment:
Without a valuation allowance	$39,885	$1,551,007	$1,231,377	$882,676	$164,487	$3,869,432
With a valuation allowance	2,296,931	4,520,721	1,274,628	1,243,565	509,432	9,845,277

Recorded investment in impaired loans	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$13,714,709

Unpaid principal balance of impaired loans	$2,376,663	$6,077,465	$2,506,005	$3,038,019	$674,430	$14,672,582

Valuation allowance related to impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$1,670,112

Average investment in impaired loans	$2,524,644	$5,020,554	$2,555,300	$2,321,965	$630,489	$13,052,952

Interest income recognized on impaired loans	$123,830	$226,249	$104,298	$36,048	$22,997	$513,422

The following presents an aged analysis of past due loans as of the following:

	March 31, 2012
	30-89 Days Past Due	Greater Than 90 Days Past Due And Non-accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$809,770	$1,283,966	$2,093,736	$77,697,655	$79,791,391	$—
Commercial real estate and multifamily	—	—	—	75,613,825	75,613,825	—
Construction and land	3,207	1,741,076	1,744,283	17,306,149	19,050,432	—
Commercial	—	33,534	33,534	12,025,373	12,058,907	—
Consumer and other	176,957	126,911	303,868	26,495,620	26,799,488	12,336

Total	$989,934	$3,185,487	$4,175,421	$209,138,622	$213,314,043	$12,336

	December 31, 2011
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$752,680	$1,467,682	$2,220,362	$78,446,987	$80,667,349	$20,988
Commercial real estate and multifamily	163,457	—	163,457	68,893,571	69,057,028	—
Construction and land	—	1,748,523	1,748,523	19,309,089	21,057,612	—
Commercial	—	—	—	12,616,219	12,616,219	—
Consumer and other	276,747	82,647	359,394	25,673,190	26,032,584	23,765

Total	$1,192,884	$3,298,852	$4,491,736	$204,939,056	$209,430,792	$44,753

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of the following:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$73,191,831	$1,397,794	$5,201,766	$—	$—	$79,791,391
Commercial real estate and multifamily	73,128,598	—	2,485,227	—	—	75,613,825
Construction and land	16,854,019	87,230	2,109,183	—	—	19,050,432
Commercial	9,730,942	—	2,327,965	—	—	12,058,907
Consumer and other	25,914,223	231,818	653,447	—	—	26,799,488

Total	$198,819,613	$1,716,842	$12,777,588	$—	$—	$213,314,043

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$73,574,439	$1,021,182	$6,071,728	$—	$—	$80,667,349
Commercial real estate and multifamily	66,167,335	383,688	2,506,005	—	—	69,057,028
Construction and land	18,866,263	65,108	2,126,241	—	—	21,057,612
Commercial	10,274,603	4,800	2,336,816	—	—	12,616,219
Consumer and other	25,143,601	215,064	673,919	—	—	26,032,584

Total	$194,026,241	$1,689,842	$13,714,709	$—	$—	$209,430,792

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. By granting the concession, the Company expects to increase the probability of collection by more than would be expected by not granting the concession.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.    Loans and Allowances for Loan Losses (Continued)

The Company’s determination of whether a modification is a TDR considers the facts and circumstances surrounding each respective modification.

The following presents information related to loans modified in a TDR during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	5	16,922	16,922

	5	$16,922	$16,922

The following loans modified in a TDR from April 1, 2011, through March 31, 2012, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	1	2,769

	1	$2,769

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.    Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$18,500,252	$—	$18,500,252	$—
Mortgage-backed securities	12,058,740	—	12,058,740	—
State and municipal securities	5,267,185	—	5,267,185	—
Other securities	1,074,830	—	1,074,830	—

Total securities available for sale	$36,901,007	$—	$36,901,007	$—

Cash surrender value of bank owned life insurance	$9,296,433	$—	$9,296,433	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$19,732,978	$—	$19,732,978	$—
Mortgage-backed securities	9,269,415	—	9,269,415	—
State and municipal securities	5,279,072	—	5,279,072	—

Total securities available for sale	$34,281,465	$—	$34,281,465	$—

Cash surrender value of bank owned life insurance	$9,223,847	$—	$9,223,847	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.    Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$7,228,371	$—	$5,674,371	$1,554,000
Foreclosed real estate	279,051	—	279,051	—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$8,175,165	$—	$6,389,165	$1,786,000
Foreclosed real estate	525,873	—	525,873	—

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$27,268	$27,268	$23,577	$23,577
Interest-bearing time deposits in banks	249	249	249	249
Securities	36,901	36,901	34,281	34,281
Federal Home Loan Bank stock, at cost	2,899	2,899	2,899	2,899
Loans, net	208,658	210,824	204,699	206,809
Cash surrender value of bank owned life insurance	9,296	9,296	9,224	9,224
Accrued interest receivable	1,091	1,091	967	967
Financial liabilities:
Deposits	234,931	242,444	224,112	231,672
Securities sold under agreements to repurchase	1,421	1,421	2,265	2,265
Federal Home Loan Bank advances	3,070	3,227	3,099	3,287
Accrued interest payable	171	171	170	170
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2012 and 2011, the Company recorded stock compensation expense of $13,537 and $0, respectively. At March 31, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $203,000.

A summary of the activity in the 2010 Plan as of March 31, 2012, is presented in the following table:

	Three Months Ended March 31, 2012
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	236,062	$11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at March 31, 2012	236,062	$11.50	$821,496

Options exercisable at March 31, 2012	47,212	$11.50	$164,298

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.     Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of March 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	236,062	$11.50	8.75	47,212	$11.50

Information pertaining to non-vested options for the three months ended March 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2011	188,850	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, March 31, 2012	188,850	$1.27

On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers, and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the three months ended March 31, 2012, the Company recognized $60,197 in compensation expense attributable to the 94,426 shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.     Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the three months ended March 31, 2012 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at January 1, 2012	94,426	$12.75
Shares awarded
Restrictions lapsed and shares released	18,885	12.75
Shares forfeited	—	—

Unvested at March 31, 2012	75,541	$12.75

Employee Stock Ownership Plan (ESOP)

The Company sponsors a leveraged ESOP that covers substantially all employees who meet certain age and eligibility requirements. As part of the initial public offering, the ESOP purchased 222,180 shares, or approximately 8% of the 2,777,250 shares issued with the proceeds of a 15 year loan from the Company which is payable in annual installments and bears interest at 3.25% per annum.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.     Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the three months ended March 31, 2012 or 2011. A detail of ESOP shares as of March 31, 2012, is as follows:

Allocated shares	29,624
Unallocated shares	192,556

Total ESOP shares	222,180

Fair value of unreleased shares at March 31, 2012	$2,692,896

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended March 31, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets. Total assets increased from $283.7 million at December 31, 2011 to $293.9 million at March 31, 2012.

Cash and Cash Equivalents. Total cash and cash equivalents increased $3.7 million, or 15.7% from $23.6 million at December 31, 2011 to $27.3 million at March 31, 2012. This is due primarily to a $10.8 million increase in deposits, partially offset by increases in loans and securities of $4.0 million and $2.6 million, respectively.

Loans. Net loans receivable increased $4.0 million, or 2.0% from $204.7 million at December 31, 2011 to $208.7 million at March 31, 2012, primarily as a result of a $6.6 million increase in commercial real estate loans, partially offset by a decrease in construction and land development loans of $2.0 million. The increase in commercial real estate loans was primarily due to the purchase of a $3.7 million loan participation interest secured by a hotel in Gatlinburg, TN, a $1.5 million increase in principal for a loan secured by a hotel in Chattanooga, TN, and an $893,000 loan secured by an owner occupied physical therapy office in Ringgold, GA, reclassified from construction and land development to commercial real estate due to its conversion from construction to permanent financing. The decrease in construction and land development loans was due primarily to the $893,000 reclassification discussed above, along with the payoff of four 1-4 family speculative construction loans secured by properties in Hamilton County, TN, totaling $632,000.

Securities. Total securities increased $2.6 million, or 7.6% from $34.3 million at December 31, 2011 to $36.9 million at March 31, 2012, primarily as a result of purchases of agency and mortgage-backed securities of $4.1 million and $3.5 million, respectively. The increase was partially offset by $4.1 million in calls of agency securities and $670,000 of principal payments on mortgage-backed securities. The purchases were funded from available cash.

Deposits. Total deposits increased $10.8 million, or 4.8% from $224.1 million at December 31, 2011 to $234.9 million at March 31, 2012. The primary reason for the increase in deposits was a $7.6 million increase in demand and NOW accounts, primarily due to a $2.8 million increase in non-personal NOW accounts relating to two public entities and an overall increase in the number of accounts. Other increases were in savings deposit accounts of $2.0 million, certificates of deposit of $685,000, and money market accounts of $230,000.

Borrowings. Federal Home Loan Bank borrowings decreased $29,000 from December 31, 2011 to March 31, 2012. The slight decrease was due to principal payments on an amortizing advance.

Stockholders’ Equity. Stockholders’ equity increased $93,000 or 0.2% from December 31, 2011 to March 31, 2012. The primary reasons for the increase include net income for the first three months of $542,000, a decrease in unrealized gains on securities available for sale (net of taxes) of $116,000, dividends declared and paid on outstanding shares (other than unallocated ESOP shares) of $125,000, a $74,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock and $282,000 in repurchased and retired common stock.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Overview. The Company reported net income of $542,000, or $0.22 basic earnings per share, for the three-month period ended March 31, 2012, compared to a net income of $514,000 or $0.20 basic earnings per share, for the same period in 2011.

Net Interest Income. Net interest income after provision for loan losses increased $270,000 or 10.5% for the three months ended March 31, 2012 compared to the same period in 2011, primarily as a result of a decrease in interest expense on deposits and a decrease in provision for loan losses.

Total interest income decreased $31,000 or 0.8%, from $3.7 million for the three months ended March 31, 2011 to $3.6 million for the three months ended March 31, 2012. The decrease was primarily the result of a $92,000 decrease in interest on securities, partially offset by increases in interest on loans and interest-bearing deposits in other banks of $57,000 and $4,000, respectively. The decrease in interest income on securities was due to the combined effect of decreases in average balances and decreases in market interest rates. The increase in interest income on loans and deposits in other banks were a result of an increase in average balances.

Total interest expense decreased $176,000 or 20.1% from $875,000 for the three months ended March 31, 2011 to $699,000 for the three months ended March 31, 2012. The decrease was primarily a result of a $121,000 decrease in interest on deposits and a $55,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of advances outstanding.

Provision for Loan Losses. The provision for loan losses was $86,000 for the three months ended March 31, 2012 compared to $211,000 for the same period in 2011. The decrease in the provision for loan losses was primarily due to a decrease in substandard rated loans from $13.7 million at December 31, 2011 to $12.8 million at March 31, 2012. When evaluating current economic conditions, we consider certain qualitative risk factors such as current industry conditions, unemployment rates, home permits, home price index, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.

Non-performing loans decreased $113,000 from $3.3 million at December 31, 2011 to $3.2 million at March 31, 2012. Non-performing residential mortgage loans and construction loans decreased $184,000 and $7,000, respectively, while non-performing commercial business and consumer loans increased $34,000 and $44,000 respectively. The balance of non-performing loans at March 31, 2012, includes non-accrual loans of $3.2 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at March 31, 2012. The balance of non-accrual loans at March 31, 2012 consisted of $1.3 million in residential mortgage loans, $1.7 million in construction and land loans and $34,000 in commercial business loans and $127,000 in consumer loans.

Net charge-offs were $184,000 for the three months ended March 31, 2012 compared to $265,000 for the same period in 2011. Charge-offs totaling $204,000 were recorded during the quarter ended March 31, 2012 in connection with residential mortgage loans ($166,000) and consumer loans ($38,000).

The allowance for loan losses was $4.1 million at March 31, 2012 compared to $4.2 million at December 31, 2011. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date. The consistent application of management’s allowance for loan losses methodology resulted in a decrease in the level of the allowance for loan losses consistent with the decrease in specific loss reserves on impaired loans from December 31, 2011 to March 31, 2012.

Non-interest Income. Non-interest income increased $105,000, or 9.8%, to $1.2 million for the three months ended March 31, 2012 compared to $1.1 million for the same period in 2011, primarily due to increases related to the origination, sale and servicing of mortgage loans on the secondary market and increases of debit card usage income of $70,000 and $55,000, respectively. These increases were partially offset by a $23,000 decrease in income related to investment sales commissions. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of mortgage loan originations during the quarter ended March 31, 2012 as compared to the same period in 2011. The increased volume is primarily a result of a decrease in market rates period over period. Income related to debit card usage increased primarily due to efforts put forth to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts., Income from investment sales commissions decreased primarily due to decreased sales of investment products resulting from lower market rates. Other changes in non-interest income include a $9,400 decrease in fees related to consumer and commercial loan servicing and origination and a $14,600 increase in other deposit related fees, primarily due to an increase in non-sufficient funds charges on deposit accounts.

Non-interest Expense. Non-interest expense increased $72,000, or 2.5%, to $2.9 million for the 2012 period compared to $2.8 million for the same period in 2011. The increase was primarily a result of increases in expenses related to data processing, occupancy and equipment, and salaries and employee benefits, of $43,000, $22,000, and $17,000, respectively. The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services. The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The increase in salary and employee benefit expense was primarily due to standard cost of living adjustment increases. Other changes in non-interest expense include an $8,000 increase in advertising and other operating expenses and an $18,000 reduction in Federal Deposit Insurance Premiums due to a change in calculation of Federal Deposit Insurance Premiums during the third quarter of 2011.

Income Tax Expense. The Company had an income tax expense of $558,000 for the three month period ended March 31, 2012 as compared to $283,000 for the same period in 2011. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $426,000 for the three month period ended March 31, 2012 compared to total comprehensive income of $512,000 for the three month period ended March 31, 2011. The decrease was primarily a result of the $114,000 decrease in the change in unrealized gains on securities available for sale, net of tax, and a $28,000 increase in net income period over period.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $27.3 million. At March 31, 2012, securities classified as available-for-sale, which amounted to $36.9 million, and interest-bearing time deposits in banks of $249,000, provide additional sources of liquidity. In addition, at March 31, 2012, the Bank had the ability to borrow a total of approximately $29.7 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2012, the Bank had $3.1 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $6.8 million at March 31, 2012.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of March 31, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.8%, 13.8% and 21.5%, respectively. The regulatory requirements at that date were 1.5%, 4.0% and 8.0%, respectively. At March 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $125,000 in the aggregate during the three months ended March 31, 2012. The dividend payout ratio for the first three months of 2012, representing dividends per share divided by diluted earnings per share, was 22.7%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

We have an Asset/Liability Management Committee (“ALCO”), which includes members of management selected by the board of directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest margin and net interest income. Measurements which we use to help us manage interest rate sensitivity include earnings at risk simulation model and economic value of equity model.

Rate sensitivity/Earnings at Risk – The goal is to achieve a strong acceptable and consistent level of earnings over time. The ALCO has established risk tolerances for changes in net interest income from a base case of no change in interest rates to simulate changes in net interest income from rate shocks over a one-year period. The established risk limits for changes both up and down in rates from the base case, limits in the decline in net interest income are for a 400bp change should not result in a decrease of more than 20%, a 300bp change should not result in a decrease of more than 15%, a 200bp change should not result in a decrease of more than 10% and a 100bp change should not result in a decrease of more than 5%.

Economic Value of Equity (“EVE”) identifies changes in the market value of capital based on exposure to interest rate risk resulting from a change in market value of the bank’s assets and liabilities due to changes in interest rates. The change in value is prepared by discounting the projected cash flows of all balance sheet categories. The EVE is the difference between the present values of assets and liabilities. The measured change of this economic value, over a range of rate shocks indicates the degree of possible long-term exposure to future earnings. The bank’s EVE risk tolerance limits are that for a 400bp change in interest rates up or down, the EVE should not decrease by more than 25% from the base case; for a 300bp change in interest rates up or down, the EVE should not decrease by more than 20%; for a 200pb change in interest rates up or down the EVE should not decrease by more than 15%; and for a 100bp change in interest rates up or down the EVE should not decrease by more than 10%.

At March 31, 2012, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly asset-sensitive. Asset-sensitive implies that our assets will reprice faster than our liabilities indicating an increase in interest rates would increase our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 20, 2012. As of March  31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
January 1, 2012 through January 31, 2012	—	$—	—	47,672
February 1, 2012 through February 29, 2012	1,000	13.34	1,000	46,672
March 1, 2012 through March 31, 2012	19,500	13.78	19,500	27,172

Total	20,500	$13.76	20,500	27,172

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: May 14, 2012	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2012	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)