Form 10-Q
period 2012-06-30
Athens Bancshares Corp
filed 2012-08-14
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐    No   ☒

As of August 6, 2012, the number of shares of common stock outstanding was 2,499,160.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$14,274,127	$14,311,461
Federal funds sold	2,250,000	2,250,000
Interest-bearing deposits in banks	7,015,976	7,015,976

Total cash and cash equivalents	23,540,103	23,577,437
Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	35,362,147	34,281,465
Investments, at cost	3,393,800	2,898,800
Loans, net of allowance for loan losses of $4,218,509 and $4,166,468 at June 30, 2012 and December 31, 2011, respectively	212,437,752	204,698,612
Premises and equipment, net	4,675,481	4,594,538
Accrued interest receivable	917,118	967,362
Cash surrender value of bank owned life insurance	9,366,846	9,223,847
Foreclosed real estate	876,661	525,873
Other assets	2,600,818	2,699,268

Total assets	$293,419,726	$283,716,202

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$16,102,951	$12,490,243
Interest-bearing	218,337,885	211,621,966

Total deposits	234,440,836	224,112,209
Accrued interest payable	162,450	170,415
Securities sold under agreements to repurchase	1,587,437	2,265,008
Federal Home Loan Bank advances	3,040,037	3,099,119
Accrued expenses and other liabilities	3,834,829	3,519,138

Total liabilities	243,065,589	233,165,889

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
2,777,250 shares issued and 2,590,660 outstanding at June 30, 2012 and 2,686,060 at December 31, 2011	25,907	26,860
Additional paid-in capital	24,875,177	25,745,943
Common stock acquired by benefit plans:
Restricted stock	(986,849)	(1,094,967)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,925,560)	(1,925,560)
Retained earnings	27,777,180	27,222,837
Accumulated other comprehensive income	588,282	575,200

Total stockholders’ equity	50,354,137	50,550,313

Total liabilities and stockholders’ equity	$293,419,726	$283,716,202

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$3,281,759	$3,283,680	$6,624,721	$6,569,246
Dividends	48,577	38,935	81,457	71,815
Securities and interest-bearing deposits in other banks	240,801	325,285	491,021	663,801

Total interest income	3,571,137	3,647,900	7,197,199	7,304,862

Interest expense:
Deposits	637,297	766,788	1,303,380	1,553,720
Fed funds purchased and securities sold under agreements to repurchase	394	459	911	821
Federal Home Loan Bank advances	32,751	88,710	65,793	176,743

Total interest expense	670,442	855,957	1,370,084	1,731,284

Net interest income	2,900,695	2,791,943	5,827,115	5,573,578
Provision for loan losses	120,232	783,906	206,328	995,351

Net interest income after provision for loan losses	2,780,463	2,008,037	5,620,787	4,578,227

Noninterest income:
Customer service fees	490,119	482,905	975,199	900,747
Other charges and fees	446,542	381,598	800,845	752,516
Investment sales commissions	88,987	89,629	176,045	199,714
Increase in cash surrender value of life insurance	82,609	86,874	166,505	173,838
Other noninterest income	137,421	89,425	299,171	171,190

Total noninterest income	1,245,678	1,130,431	2,417,765	2,198,005

Noninterest expenses:
Salaries and employee benefits	1,603,645	1,619,576	3,267,933	3,266,481
Occupancy and equipment	349,437	336,467	684,481	649,118
Federal deposit insurance premiums	39,500	71,570	84,046	134,830
Data processing	215,370	178,747	419,788	340,011
Advertising	49,037	55,765	93,528	99,949
Other operating expenses	616,060	600,510	1,235,954	1,212,760

Total noninterest expenses	2,873,049	2,862,635	5,785,730	5,703,149

Income before income taxes	1,153,092	275,833	2,252,822	1,073,083
Income tax expense	418,086	58,701	976,077	342,082

Net income	$735,006	$217,132	$1,276,745	$731,001

Earnings per common share
Basic	$0.31	$0.09	$0.52	$0.29
Diluted	$0.30	$0.08	$0.51	$0.28
Dividends per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$735,006	$217,132	$1,276,745	$731,001
Other comprehensive loss, net of tax:
Net unrealized gains on securities available for sale	128,880	403,197	13,082	401,552

Other comprehensive income	128,880	403,197	13,082	401,552

Comprehensive income	$863,886	$620,329	$1,289,827	$1,132,553

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$26,860	$25,745,943	$27,222,837	$(3,020,527)	$575,200	$50,550,313
Net income	—	—	1,276,745	—	—	1,276,745
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $8,019	—	—	—	—	13,082	13,082
Dividends—$0.10 per share	—	—	(246,325)	—	—	(246,325)
Purchase and release of restricted stock plan shares	—	(108,118)	—	108,118	—	—
Stock compensation expense	—	147,468	—	—	—	147,468
Purchase of Company common stock	(953)	(910,116)	(476,077)	—	—	(1,387,146)

Balance, June 30, 2012	$25,907	$24,875,177	$27,777,180	$(2,912,409)	$588,282	$50,354,137

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,276,745	$731,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226,709	220,191
Amortization of securities and other assets	188,622	202,730
Provision for loan losses	206,328	995,351
Deferred income taxes	58,617	274,964
Other gains and losses, net	(88,566)	(68,432)
Stock compensation expense	147,468	147,468
Net change in:
Cash surrender value of life insurance	(142,999)	(150,779)
Loans held for sale	(223,212)	366,900
Accrued interest receivable	50,244	27,012
Accrued interest payable	(7,965)	(19,969)
Prepaid FDIC assessment	76,495	125,787
Other assets and liabilities	234,343	(231,129)

Net cash provided by operating activities	2,002,829	2,621,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(11,740,744)	(9,520,985)
Maturities, prepayments and calls	10,529,208	9,620,563
Investments, at cost Purchases	(495,000)	—
Securities held to maturity:
Principal repayments received	—	19
Loan originations and principal collections, net	(8,465,983)	(4,533,056)
Purchases of premises and equipment	(307,652)	(165,614)
Proceeds from sale of foreclosed real estate	481,505	1,053,287

Net cash used in investing activities	(9,998,666)	(3,545,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,328,627	3,680,863
Net (decrease) increase in securities sold under agreements to repurchase	(677,571)	970,000
Repayment of Federal Home Loan Bank advances	(59,082)	(56,808)
Purchase of Company common stock	(1,387,146)	(153,202)
Dividends paid	(246,325)	(256,988)
Stock purchased by restricted stock trust	—	(225,780)

Net cash provided by financing activities	7,958,503	3,958,085

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,334)	3,033,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,577,437	14,316,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,540,103	$17,349,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,378,049	$1,751,253
Income taxes paid	772,021	504,464

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$777,984	$565,049

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial position and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions for potential recognition and disclosure through the date the financial statements were issued.

Nature of operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland Finance, Inc. (“Southland”) is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. (“Ti-Serv”) maintains the Bank’s investment in Valley Title Services, LLC. Southland and Ti-Serv are wholly-owned subsidiaries of the Bank.

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

Recent Accounting Pronouncements

The Company has determined that no recently issued accounting pronouncement will have a material impact on its consolidated financial statements or does not apply.

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

The following is a summary of the basic and diluted earnings per share for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Basic earnings per share calculation:
Numerator: Net income	$735,006	$217,132

Denominator: Weighted average common shares outstanding	2,407,763	2,551,782
Effect of dilutive stock options	51,575	34,524

Diluted shares	$2,459,338	$2,586,306

Basic earnings per share	$0.31	$0.09

Diluted earnings per share	$0.30	$0.08

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the basic and diluted earnings per share for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Basic earnings per share calculation:
Numerator: Net income	$1,276,745	$731,001

Denominator: Weighted average common shares outstanding	2,439,409	2,548,426
Effect of dilutive stock options	39,965	32,208

Diluted shares	$2,479,374	$2,580,634

Basic earnings per share	$0.52	$0.29

Diluted earnings per share	$0.51	$0.28

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$14,285,785	$161,365	$(872)	$14,446,278
Mortgage-backed and related securities (1)	14,071,508	401,897	(4,710)	14,468,695
State and municipal securities	4,993,126	383,931	—	5,377,057
Other securities	1,062,886	7,231	—	1,070,117

	$34,413,305	$954,424	$(5,582)	$35,362,147

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$19,495,082	$237,896	$—	$19,732,978
Mortgage-backed and related securities (1)	8,863,892	405,581	(58)	9,269,415
State and municipal securities	4,994,750	284,322	—	5,279,072

	$33,353,724	$927,799	$(58)	$34,281,465

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of June 30, 2012 and December 31, 2011, the Company did not have any securities classified as held-to-maturity.

The amortized cost and estimated market value of securities at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,080,133	$3,108,486
Due after one year through five years	11,848,274	12,041,807
Due five years to ten years	3,051,069	3,184,529
Due after ten years	2,362,321	2,558,630
Mortgage-backed securities	14,071,508	14,468,695

Total	$34,413,305	$35,362,147

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2011
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$9,055,524	$9,133,113
Due after one year through five years	9,900,638	10,069,736
Due five years to ten years	1,491,823	1,571,662
Due after ten years	4,041,847	4,237,539
Mortgage-backed securities	8,863,892	9,269,415

Total	$33,353,724	$34,281,465

The Company had no realized gains or losses for the six-month period ending June 30, 2012 and recognized $1,633 in realized gains for the year ended December 31, 2011.

The Company has pledged securities with carrying values of approximately $21,030,000 and $18,056,000 (which approximates fair values) to secure deposits of public and private funds as of June 30, 2012 and December 31, 2011, respectively.

Securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$999	$(1)	$—	$—	$999	$(1)
Mortgage-backed and related securities	1,372	(5)	15	—	1,387	(5)

	$2,371	$(6)	$15	$—	$2,386	$(6)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities Available for Sale:
Mortgage-backed and related securities	$6	$—	$19	$—	$25	$—

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment – Debt and Equity Securities.

At June 30, 2012, the four securities with unrealized losses have depreciated 0.19 percent from the Company’s amortized cost basis. At December 31, 2011, the two securities with unrealized losses have depreciated 0.23 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, these securities are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2012 are warranted.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer or the underwriter at par value and may carry call or put options under certain circumstances. Investments carried at cost at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012	December 31, 2011
Federal Home Loan Bank of Cincinnati common stock	$2,898,800	$2,898,800
Tenth Street Fund III, L.P. investment	495,000	—

	$3,393,800	$2,898,800

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$81,658,265	$80,667,349
Residential multifamily (5 or more units)	21,144,060	21,157,262
Commercial	55,664,471	47,899,766
Construction and land	20,250,369	21,057,612

	178,717,165	170,781,989
Commercial loans	11,037,496	12,616,219
Consumer and equity lines of credit	27,548,273	26,032,584

Total loans	217,302,934	209,430,792
Less: Allowance for loan losses	(4,218,509)	(4,166,468)
Unearned interest and fees	(392,637)	(361,943)
Net deferred loan origination fees	(254,036)	(203,769)

Loans, net	$212,437,752	$204,698,612

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents activity in the allowance for loan losses for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012	December 31, 2011
Beginning balance	$4,166,468	$3,965,395
Provision for loan losses	206,328	1,980,110
Loans charged-off	(265,151)	(1,882,012)
Recoveries	110,864	102,975

Ending balance	$4,218,509	$4,166,468

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	June 30, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$392,893	$557,037	$126,664	$337,161	$183,585	$—	$1,597,340
General reserves	189,402	747,534	923,187	396,296	348,103	16,647	2,621,169

Total reserves	$582,295	$1,304,571	$1,049,851	$733,457	$531,688	$16,647	$4,218,509

Loans individually evaluated for impairment	$2,284,177	$4,708,098	$2,469,226	1,982,098	$576,268	$—	$12,019,867
Loans collectively evaluated for impairment	8,753,319	76,950,167	74,339,305	18,268,271	26,972,005	—	205,283,067

Total	$11,037,496	$81,658,265	$76,808,531	$20,250,369	$27,548,273	$—	$217,302,934

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2011
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$—	$1,670,112
General reserves	223,593	698,839	860,608	351,946	333,724	27,646	2,496,356

Total reserves	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

Loans individually evaluated for impairment	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$—	$13,714,709
Loans collectively evaluated for impairment	10,279,403	74,595,621	66,551,023	18,931,371	25,358,665	—	195,716,083

Total	$12,616,219	$80,667,349	$69,057,028	$21,057,612	$26,032,584	$—	$209,430,792

The following table details the changes in the allowance for loan losses from December 31, 2010 to June 30, 2012 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Provision for loan losses	314,740	377,348	(62,616)	860,204	487,644	2,790	1,980,110
Loans charged-off	(278,227)	(122,729)	(244,051)	(911,779)	(325,226)	—	(1,882,012)
Recoveries	4,350	25,771	13,085	—	59,769	—	102,975

Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468
Provision for loan losses	25,151	122,350	43,815	(20,589)	46,600	(10,999)	206,328
Loans charged-off	(16,034)	(165,812)	—	—	(83,305)	—	(265,151)
Recoveries	8,325	3,429	—	72,175	26,935	—	110,864

Balance, June 30, 2012	$582,295	$1,304,571	$1,049,851	$733,457	$531,688	$16,647	$4,218,509

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Loans individually evaluated for impairment:
Without a valuation allowance	$39,885	$1,199,197	$1,213,362	$734,487	$97,270	$3,284,201
With a valuation allowance	2,244,292	3,508,901	1,255,864	1,247,611	478,998	8,735,666

Recorded investment in impaired loans	$2,284,177	$4,708,098	$2,469,226	$1,982,098	$576,268	$12,019,867

Unpaid principal balance of impaired loans	$2,324,024	$4,708,098	$2,469,226	$2,821,701	$576,938	$12,899,987

Valuation allowance related to impaired loans	$392,893	$557,037	$126,664	$337,161	$183,585	$1,597,340

Average investment in impaired loans	$2,321,362	$5,203,854	$2,483,424	$2,081,427	$629,758	$12,719,825

Interest income recognized on impaired loans	$61,305	$162,428	$63,164	$17,146	$25,920	$329,963

	December 31, 2011
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Loans individually evaluated for impairment:
Without a valuation allowance	$39,885	$1,551,007	$1,231,377	$882,676	$164,487	$3,869,432
With a valuation allowance	2,296,931	4,520,721	1,274,628	1,243,565	509,432	9,845,277

Recorded investment in impaired loans	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$13,714,709

Unpaid principal balance of impaired loans	$2,376,663	$6,077,465	$2,506,005	$3,038,019	$674,430	$14,672,582

Valuation allowance related to impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$1,670,112

Average investment in impaired loans	$2,524,644	$5,020,554	$2,555,300	$2,321,965	$630,489	$13,052,952

Interest income recognized on impaired loans	$123,830	$226,249	$104,298	$36,048	$22,997	$513,422

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents an aged analysis of past due loans as of the following:

	June 30, 2012
	30-89 Days Past Due	Greater Than 90 Days Past Due And Non-accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$348,395	$875,003	$1,223,398	$80,434,867	$81,658,265	$—
Commercial real estate and multifamily	—	—	—	76,808,531	76,808,531	—
Construction and land	43,100	1,590,644	1,633,744	18,616,625	20,250,369	—
Commercial	—	—	—	11,037,496	11,037,496	—
Consumer and other	175,478	27,381	202,859	27,345,414	27,548,273	7,279

Total	$566,973	$2,493,028	$3,060,001	$214,242,933	$217,302,934	$7,279

	December 31, 2011
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non-Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$752,680	$1,467,682	$2,220,362	$78,446,987	$80,667,349	$20,988
Commercial real estate and multifamily	163,457	—	163,457	68,893,571	69,057,028	—
Construction and land	—	1,748,523	1,748,523	19,309,089	21,057,612	—
Commercial	—	—	—	12,616,219	12,616,219	—
Consumer and other	276,747	82,647	359,394	25,673,190	26,032,584	23,765

Total	$1,192,884	$3,298,852	$4,491,736	$204,939,056	$209,430,792	$44,753

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of the following:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$73,909,579	$3,040,588	$4,708,098	$—	$—	$81,658,265
Commercial real estate and multifamily	74,339,305	—	2,469,226	—	—	76,808,531
Construction and land	18,207,201	61,070	1,982,098	—	—	20,250,369
Commercial	8,753,319	—	2,284,177	—	—	11,037,496
Consumer and other	26,785,929	186,076	576,268	—	—	27,548,273

Total	$201,995,333	$3,287,734	$12,019,867	$—	$—	$217,302,934

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$73,574,439	$1,021,182	$6,071,728	$—	$—	$80,667,349
Commercial real estate and multifamily	66,167,335	383,688	2,506,005	—	—	69,057,028
Construction and land	18,866,263	65,108	2,126,241	—	—	21,057,612
Commercial	10,274,603	4,800	2,336,816	—	—	12,616,219
Consumer and other	25,143,601	215,064	673,919	—	—	26,032,584

Total	$194,026,241	$1,689,842	$13,714,709	$—	$—	$209,430,792

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

The following presents information related to loans modified in a TDR during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	3	$265,190	$265,190
Commercial real estate and multifamily	1	102,008	102,008
Construction and land	1	25,296	25,296
Commercial	—	—	—
Consumer and other	7	21,319	21,319

	12	$413,813	$413,813

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following sets forth loans modified in a TDR from July 1, 2011 through June 30, 2012, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	3	6,638

	3	$6,638

Note 5.	Fair Value Disclosures

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at June 30, 2012 and December 31, 2011.

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

Investments, at cost:

The carrying value of investments at cost approximate fair value.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

Foreclosed real estate: (Continued)

as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 2 of the valuation hierarchy.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$14,446,278	$—	$14,446,278	$—
Mortgage-backed securities	14,468,695	—	14,468,695	—
State and municipal securities	5,377,057	—	5,377,057	—
Other securities	1,070,117	—	1,070,117	—

Total securities available for sale	$35,362,147	$—	$35,362,147	$—

Cash surrender value of bank owned life insurance	$9,366,846	$—	$9,366,846	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$19,732,978	$—	$19,732,978	$—
Mortgage-backed securities	9,269,415	—	9,269,415	—
State and municipal securities	5,279,072	—	5,279,072	—

Total securities available for sale	$34,281,465	$—	$34,281,465	$—

Cash surrender value of bank owned life insurance	$9,223,847	$—	$9,223,847	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$7,138,326	$—	$5,630,423	$1,507,903
Foreclosed real estate	876,661	—	876,661	—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$8,175,165	$—	$6,389,165	$1,786,000
Foreclosed real estate	525,873	—	525,873	—

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$23,540	$23,540	$23,577	$23,577
Interest-bearing time deposits in banks	249	249	249	249
Securities	35,362	35,362	34,281	34,281
Investments, at cost	3,394	3,394	2,899	2,899
Loans, net	212,438	214,200	204,699	206,809
Cash surrender value of bank owned life insurance	9,367	9,367	9,224	9,224
Accrued interest receivable	917	917	967	967
Financial liabilities:
Deposits	234,441	241,325	224,112	231,672
Securities sold under agreements to repurchase	1,587	1,587	2,265	2,265
Federal Home Loan Bank advances	3,040	3,172	3,099	3,287
Accrued interest payable	162	162	170	170
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares

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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2012 and 2011, the Company recorded stock compensation expense of $26,476 and $27,075, respectively. At June 30, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $190,000.

A summary of the activity in the 2010 Plan as of June 30, 2012, is presented in the following table:

	Six Months Ended June 30, 2012
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	236,062	$11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at June 30, 2012	236,062	$11.50	$741,235

Options exercisable at June 30, 2012	47,212	$11.50	$148,246

(1) The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of June 30, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	236,062	$11.50	8.50	47,212	$11.50

Information pertaining to non-vested options for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2011	188,850	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, June 30, 2012	188,850	$1.27

On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers, and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the six months ended June 30, 2012 and 2011, the Company recognized $120,992 and $120,393, respectively, in compensation expense attributable to the 94,426 shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the six months ended June 30, 2012 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at January 1, 2012	94,426	$12.75
Shares awarded
Restrictions lapsed and shares released	18,885	12.75
Shares forfeited	—	—

Unvested at June 30, 2012	75,541	$12.75

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the six months ended June 30, 2012 or 2011. A detail of ESOP shares as of June 30, 2012, is as follows:

Allocated shares	29,624
Unallocated shares	192,556

Total ESOP shares	222,180

Fair value of unreleased shares at June 30, 2012	$2,819,020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Critical Accounting Policies

During the six-month period ended June 30, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets. Total assets increased from $283.7 million at December 31, 2011 to $293.4 million at June 30, 2012.

Cash and Cash Equivalents. Total cash and cash equivalents remained relatively unchanged with a decrease of $37,000 from $23.6 million at December 31, 2011 to $23.5 million at June 30, 2012.

Loans. Net loans receivable increased $7.7 million, or 3.8% from $204.7 million at December 31, 2011 to $212.4 million at June 30, 2012, primarily as a result of $7.8 million and $1.5 million increases in commercial real estate loans and consumer and equity lines of credit, respectively. These increases were partially offset by a decrease in commercial loans of $1.6 million. The increase in commercial real estate loans was primarily due to the purchase of a $3.7 million loan participation interest secured by a hotel in Gatlinburg, Tennessee, a $1.5 million increase in principal for a loan secured by a hotel in Chattanooga, Tennessee, a $665,000 loan to a non-profit school located in Cleveland, Tennessee, a $420,000 loan secured by an apartment complex in Cleveland, Tennessee, and an $893,000 loan secured by an owner occupied physical therapy office in Ringgold, Georgia, which was reclassified from construction and land development to commercial real estate due to its conversion from construction to permanent financing. The increase in consumer and equity lines of credit was due to an increased focus on consumer automobile lending. The decrease in commercial loans was due primarily to the payoff of an $806,000 commercial installment loan and a $632,000 commercial term loan.

Securities. Total securities increased $1.1 million, or 3.2% from $34.3 million at December 31, 2011 to $35.4 million at June 30, 2012, primarily as a result of purchases of mortgage-backed, agency, and SBA securities of $6.6 million, $4.1 million, and $1.0 million, respectively. The increase was partially offset by $9.2 million in calls of agency securities and $1.4 million of principal payments on mortgage-backed securities. The purchases were funded from available cash.

Deposits. Total deposits increased $10.3 million, or 4.6% from $224.1 million at December 31, 2011 to $234.4 million at June 30, 2012. The primary reason for the increase in deposits was a $10.8 million increase in demand and NOW accounts, primarily due to an increase in non-personal NOW accounts relating to two public entities and an overall increase in the number of accounts. Other increases were in savings deposit accounts of $2.5 million and certificates of deposit of $1.5 million. These increases were partially offset by a $4.5 million decrease in money market accounts.

Borrowings. Federal Home Loan Bank borrowings decreased $59,000 from December 31, 2011 to June 30, 2012. The slight decrease was due to principal payments on an amortizing advance.

Stockholders’ Equity. Stockholders’ equity decreased $196,000 or 0.4% from December 31, 2011 to June 30, 2012. The primary reasons for the decrease include $1.4 million in repurchased and retired common stock and $246,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares). These decreases were partially offset by net income for the first six months of $1.3 million, an increase in unrealized gains on securities held for sale (net of taxes) of $13,000, and a $147,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Overview. The Company reported net income of $735,000, or $0.31 basic earnings per share, for the three-month period ended June 30, 2012, compared to a net income of $217,000, or $0.09 basic earnings per share, for the same period in 2011.

Net Interest Income. Net interest income after provision for loan losses increased $772,000 or 38.5% for the three months ended June 30, 2012 compared to the same period in 2011, primarily as a result of a decrease in provision for loan losses.

Total interest income decreased $77,000 or 2.1%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. The decrease was primarily the result of an $85,000 decrease in interest on securities and interest-bearing deposits in other banks and a $2,000 decrease in interest on loans. These decreases were partially offset by a $10,000 increase in dividend income. The decrease in interest income on securities and interest bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates.

Total interest expense decreased $186,000 or 21.7% from $856,000 for the three months ended June 30, 2011 to $670,000 for the three months ended June 30, 2012. The decrease was primarily a result of a $129,000 decrease in interest on deposits and a $56,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of the advances outstanding.

Provision for Loan Losses. The provision for loan losses was $120,000 for the three months ended June 30, 2012 compared to $784,000 for the same period in 2011. The decrease in provision for loan losses was primarily due to a decrease in specific loss reserves recorded on impaired loans. Specific loss reserves decreased due to a decrease in substandard and non-performing loans, period over period.

Non-performing loans decreased $692,000 from $3.2 million at March 31, 2012 to $2.5 million at June 30, 2012. Non-performing residential mortgage loans, construction and land loans, consumer loans, and commercial loans decreased $409,000, $150,000, $100,000 and $33,000, respectively. The balance of non-performing loans at June 30, 2012 includes nonaccrual loans of $2.5 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2012. The balance of nonaccrual loans at June 30, 2012 consists of $875,000 in residential mortgage loans, $1.6 million in construction and land loans and $27,000 in consumer loans.

Net charge-offs (recoveries) were ($30,000) for the three months ended June 30, 2012 compared to $145,000 for the same period in 2011. Charge-offs totaling $61,000 were recorded during the quarter ended June 30, 2012 in connection with commercial business loans ($16,000) and consumer loans ($45,000).

The allowance for loan losses was $4.2 million at June 30, 2012. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $115,000, or 10.2%, to $1.2 million for the three months ended June 30, 2012 compared to $1.1 million for the same period in 2011, primarily due to increases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, increases of debit card usage income, and increased income from Valley Title Services, LLC of $57,000, $49,000, and $43,000, respectively. These increases were partially offset by a $40,000 decrease in income related to non-sufficient funds charges on deposit accounts. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the three months ended June 30, 2012 as compared to the same period in 2011. The increased volume is primarily a result of a decrease in market rates period over period. Income related to debit card usage increased primarily due to efforts put forth to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the quarter ended June 30, 2012 as compared to the same period in 2011. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. The remaining $6,000 increase in non-interest income is primarily due to increases in consumer and commercial loan servicing and origination fees, partially offset by decreases in investment sales commissions and the cash surrender value of bank owned life insurance.

Non-interest Expense. Non-interest expense increased $10,000, or 0.4%, for the three months ended June 30, 2012 compared to the same period in 2011. The increase was primarily a result of increases in expenses related to data processing, occupancy and equipment, and advertising and other operating expenses, of $36,000, $13,000, and $9,000, respectively. These increases were partially offset by reductions in federal deposit insurance premiums and salaries and employee benefit expenses, of $32,000 and $16,000, respectively. The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services. The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The reduction in federal deposit insurance premiums was due to a change in the calculation methodology of the premiums during the third quarter of 2011. The decrease in salaries and employee benefit expenses was primarily due to a temporary reduction in the Bank’s 401(k) matching contributions as a result of the Bank’s utilization of nonvested employee forfeitures to offset contributions expense. These forfeitures were built up over a substantial period of time and are expected to be used up in the near term. Therefore, they will not offset contributions expense in future periods.

Income Tax Expense. The Company had an income tax expense of $418,000 for the three month period ended June 30, 2012 as compared to $59,000 for the same period in 2011. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $864,000 for the three month period ended June 30, 2012 compared to total comprehensive income of $620,000 for the three month period ended June 30, 2011. The increase was primarily a result of the $518,000 increase in net income period over period and a $274,000 decrease in unrealized gains on securities available for sale, net of tax

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Overview. The Company reported net income of $1.3 million, or $0.52 basic earnings per share, for the six-month period ended June 30, 2012, compared to a net income of $731,000 or $0.29 basic earnings per share, for the same period in 2011.

Net Interest Income. Net interest income after provision for loan losses increased $1.0 million or 22.8% for the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of a decrease in provision for loan losses and a decrease in interest expense on deposits and Federal Home Loan Bank borrowings.

Total interest income decreased $108,000 or 1.5%, from $7.3 million for the six months ended June 30, 2011 to $7.2 million for the six months ended June 30, 2012. The decrease was primarily the result of a $173,000 decrease in interest on securities and interest-bearing deposits in other banks, partially offset by increases in interest on loans and dividend income of $55,000 and $10,000, respectively. The decrease in interest income on securities and interest-bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates. The increase in interest income on loans was primarily a result of an increase in average balances.

Total interest expense decreased $361,000 or 20.9% from $1.7 million for the six months ended June 30, 2011 to $1.4 million for the six months ended June 30, 2012. The decrease was primarily a result of a $250,000 decrease in interest on deposits and a $111,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of the advances outstanding.

Provision for Loan Losses. The provision for loan losses was $206,000 for the six months ended June 30, 2012 compared to $995,000 for the same period in 2011. The decrease in provision for loan losses was primarily due to a decrease in specific loss reserves recorded on impaired loans, from $2.4 million at June 30, 2011 to $1.6 million at June 30, 2012. Specific loss reserves decreased due to a decrease in substandard and non-performing loans period over period.

Non-performing loans decreased $805,000 from $3.3 million at December 31, 2011 to $2.5 million at June 30, 2012. Non-performing residential mortgage loans, construction and land, and consumer loans decreased $592,000, $158,000 and $55,000, respectively. The balance of non-performing loans at June 30, 2012, includes nonaccrual loans of $2.5 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2012. The balance of nonaccrual loans at June 30, 2012 consists of $875,000 in residential mortgage loans, $1.6 million in construction and land loans and $27,000 in consumer loans.

Net charge-offs were $154,000 for the six months ended June 30, 2012 compared to $410,000 for the same period in 2011. Charge-offs totaling $265,000 were recorded during the six months ended June 30, 2012 in connection with residential mortgage loans ($166,000), commercial loans ($16,000), and consumer loans ($83,000).

The allowance for loan losses was $4.2 million at June 30, 2012. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $220,000, or 10.0%, to $2.4 million for the six months ended June 30, 2012 compared to $2.2 million for the same period in 2011, primarily due to increases in fees related to the origination and servicing of mortgage loans on the secondary market, increases of debit card usage income, and increased income from Valley Title Services, LLC of $124,000, $104,000, and $43,000, respectively. These increases were partially offset by a $32,000 decrease in income related to non-sufficient funds charges on deposit accounts and a $24,000 decrease in income related to investment sales commissions. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the six months ended June 30, 2012 as compared to the same period in 2011. The increased volume is primarily a result of a decrease in market rates period over period. Income related to debit card usage increased primarily due to increased efforts to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the period ended June 30, 2012 as compared to the same period in 2011. All other non-interest income increased $5,000.

Income from investment sales commissions decreased primarily due to decreased sales of investment products resulting from lower market rates. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges.

Non-interest Expense. Non-interest expense increased $83,000, or 1.4%, to $5.8 million for the six months ended June 30, 2012 compared to $5.7 million for the same period in 2011, primarily due to increases in expenses related to data processing, occupancy and equipment, and advertising and other operating expenses, of $80,000, $35,000, and $17,000, respectively. These increases were partially offset by a $51,000 reduction in federal deposit insurance premiums. The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services. The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The reduction in federal deposit insurance premiums was due to a change in the calculation methodology of the premiums during the third quarter of 2011. Other changes in non-interest expense include a $2,000 increase in salaries and employee benefits.

Income Tax Expense. The Company had an income tax expense of $976,000 for the six month period ended June 30, 2012 as compared to $342,000 for the same period in 2011. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of the net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.3 million for the six-month period ended June 30, 2012 compared to total comprehensive income of $1.1 million for the six-month period ended June 30, 2011. The increase was primarily a result of the $546,000 increase in net income period over period and a $388,000 decrease in unrealized gains on securities available for sale, net of tax.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $23.5 million. At June 30, 2012, securities classified as available-for-sale, which amounted to $35.4 million and interest-bearing time deposits in banks of $249,000, provide additional sources of liquidity. In addition, at June 30, 2012, the Bank had the ability to borrow a total of approximately $29.7 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2012, the Bank had $3.0 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $5.4 million at June 30, 2012.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of June 30, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 14.1%, 14.1% and 23.0%, respectively. The regulatory requirements at that date were 1.5%, 4.0% and 8.0%, respectively. At June 30, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $246,000 in the aggregate during the six months ended June 30, 2012. The dividend payout ratio for the first six months of 2012, representing dividends per share divided by diluted earnings per share, was 19.6%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

At June 30, 2012, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our liability sensitivity would be increased if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 20, 2012. As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s board of directors has authorized two stock repurchase programs. Under the first stock repurchase program, which was approved on April 20, 2011 the Company was authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock, through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC rule 10b5-1, or through privately negotiated transactions. The first stock repurchase program was completed during the second quarter of 2012. On April 16, 2012, a second repurchase program was approved, which authorized the repurchase of up to 131,278 or 5% of the Company’s issued common stock, through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
April 1, 2012 through April 30, 2012	40,000	$14.56	27,172	131,278
May 1, 2012 through May 31, 2012	34,200	14.99	34,200	97,078
June 1, 2012 through June 30, 2012	700	14.23	700	96,378

Total	74,900	$14.75	62,072	96,378

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)
3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)
4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)
10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)
10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)
10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)
10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)
10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)
10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)
10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: August 14, 2012	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2012	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)