Form 10-Q
period 2012-09-30
Athens Bancshares Corp
filed 2012-11-09
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2012, the number of shares of common stock outstanding was 2,421,343.

ATHENS BANCSHARES CORPORATION

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$14,191,287	$14,311,461
Federal funds sold	2,250,000	2,250,000
Interest-bearing deposits in banks	7,015,976	7,015,976

Total cash and cash equivalents	23,457,263	23,577,437

Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	32,610,285	34,281,465
Investments, at cost	3,393,800	2,898,800
Loans, net of allowance for loan losses of $4,487,422 and $4,166,468 at September 30, 2012 and December 31, 2011, respectively	214,673,944	204,698,612
Premises and equipment, net	4,646,106	4,594,538
Accrued interest receivable	993,827	967,362
Cash surrender value of bank owned life insurance	9,439,856	9,223,847
Foreclosed real estate	686,272	525,873
Other assets	2,672,971	2,699,268

Total assets	$292,823,324	$283,716,202

LIABILITIES AND EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$16,036,315	$12,490,243
Interest-bearing	219,344,319	211,621,966

Total deposits	235,380,634	224,112,209

Accrued interest payable	163,758	170,415
Securities sold under agreements to repurchase	1,720,724	2,265,008
Federal Home Loan Bank advances	3,010,058	3,099,119
Accrued expenses and other liabilities	3,974,933	3,519,138

Total liabilities	244,250,107	233,165,889

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 10,000,000; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,431,343 outstanding at September 30, 2012 and 2,686,060 at December 31, 2011	24,313	26,860
Additional paid-in capital	23,374,968	25,745,943
Common stock acquired by benefit plans:
Restricted stock	(932,791)	(1,094,967)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,925,560)	(1,925,560)
Retained earnings	27,437,965	27,222,837
Accumulated other comprehensive income	594,322	575,200

Total stockholders’ equity	48,573,217	50,550,313

Total liabilities and stockholders’ equity	$292,823,324	$283,716,202

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$3,383,859	$3,344,687	$10,008,580	$9,913,933
Dividends	30,632	28,909	112,089	100,724
Securities and interest-bearing deposits in other banks	216,735	294,306	707,756	958,107

Total interest income	3,631,226	3,667,902	10,828,425	10,972,764

Interest expense:
Deposits	614,599	742,514	1,917,979	2,296,234
Fed funds purchased and securities sold under agreements to repurchase	458	477	1,369	1,298
Federal Home Loan Bank advances	32,812	89,385	98,605	266,128

Total interest expense	647,869	832,376	2,017,953	2,563,660

Net interest income	2,983,357	2,835,526	8,810,472	8,409,104

Provision for loan losses	400,098	563,609	606,426	1,558,960

Net interest income after provision for loan losses	2,583,259	2,271,917	8,204,046	6,850,144

Noninterest income:
Customer service fees	537,576	512,196	1,512,775	1,412,943
Other charges and fees	456,103	404,614	1,256,948	1,157,130
Investment sales commissions	124,594	155,635	300,639	355,349
Increase in cash surrender value of life insurance	85,761	87,191	252,266	261,029
Other noninterest income	231,329	123,387	530,500	294,577

Total noninterest income	1,435,363	1,283,023	3,853,128	3,481,028

Noninterest expenses:
Salaries and employee benefits	1,666,782	1,665,845	4,934,715	4,932,326
Occupancy and equipment	364,434	336,611	1,048,915	985,729
Federal deposit insurance premiums	30,500	19,644	114,546	154,474
Data processing	213,370	170,699	633,158	510,710
Advertising	44,545	42,508	138,073	142,457
Other operating expenses	605,547	646,719	1,841,501	1,859,479

Total noninterest expenses	2,925,178	2,882,026	8,710,908	8,585,175

Income before income taxes	1,093,444	672,914	3,346,266	1,745,997

Income tax expense	347,649	209,527	1,323,726	551,609

Net income	$745,795	$463,387	$2,022,540	$1,194,388

Earnings per common share

Basic	$0.33	$0.18	$0.85	$0.47
Diluted	$0.32	$0.18	$0.83	$0.46
Dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$745,795	$463,387	$2,022,540	$1,194,388

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	6,040	83,352	19,122	484,904

Other comprehensive income	6,040	83,352	19,122	484,904

Comprehensive income	$751,835	$546,739	$2,041,662	$1,679,292

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012

(Unaudited)

				Common	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Acquired By	Comprehensive
	Stock	Capital	Earnings	Benefit Plans	Income	Total

Balance, December 31, 2011	$26,860	$25,745,943	$27,222,837	$(3,020,527)	$575,200	$50,550,313

Net income	—	—	2,022,540	—	—	2,022,540
Change in unrealized gains (losses) on securities available for sale, net of tax effect of $11,720	—	—	—	—	19,122	19,122
Dividends - $0.15 per share	—	—	(361,655)	—	—	(361,655)
Purchase and release of restricted stock plan shares	—	(162,176)	—	162,176	—	—
Stock compensation expense	—	221,201	—	—	—	221,201
Purchase of Company common stock	(2,547)	(2,430,000)	(1,445,757)	—	—	(3,878,304)

Balance, September 30, 2012	$24,313	$23,374,968	$27,437,965	$(2,858,351)	$594,322	$48,573,217

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,022,540	$1,194,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	349,706	337,619
Amortization of securities and other assets	285,904	321,680
Provision for loan losses	606,426	1,558,960
Deferred income taxes	(59,756)	(125,967)
Other gains and losses, net	(95,909)	(67,765)
Stock compensation expense	221,201	221,202
Net change in:
Cash surrender value of life insurance	(216,009)	(225,490)
Loans held for sale	(588,755)	(356,775)
Accrued interest receivable	(26,465)	(448)
Accrued interest payable	(6,657)	(36,870)
Prepaid FDIC assessment	108,761	165,213
Other assets and liabilities	366,368	259,206

Net cash provided by operating activities	2,967,355	3,244,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in banks	—	498,000
Securities available for sale:
Purchases	(11,740,744)	(9,520,985)
Maturities, prepayments and calls	13,211,862	14,189,463
Sales	—	378,100
Investments, at cost
Purchases	(495,000)	—
Securities held to maturity:
Principal repayments received	—	25
Loan originations and principal collections, net	(10,847,622)	(6,542,602)
Purchases of premises and equipment	(401,275)	(277,011)
Proceeds from sale of foreclosed real estate	790,129	1,068,287

Net cash used in investing activities	(9,482,650)	(206,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,268,425	3,461,022
Net (decrease) increase in securities sold under agreements to repurchase	(544,284)	1,087,884
Repayment of Federal Home Loan Bank advances	(89,061)	(85,633)
Purchase of Company common stock	(3,878,304)	(623,740)
Dividends paid	(361,655)	(384,854)
Stock purchased by restricted stock trust	—	(225,780)

Net cash provided by financing activities	6,395,121	3,228,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,174)	6,267,129

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,577,437	14,316,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,457,263	$20,583,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,024,610	$2,600,530
Income taxes paid	1,286,461	822,214

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$888,984	$611,353

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial position and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following is a summary of the basic and diluted earnings per share for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Basic earnings per share calculation:
Numerator: Net income	$745,795	$463,387

Denominator: Weighted average common shares outstanding	2,275,089	2,528,890
Effect of dilutive stock options	62,819	20,137

Diluted shares	2,337,908	2,549,027

Basic earnings per share	$0.33	$0.18

Diluted earnings per share	$0.32	$0.18

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Basic earnings per share calculation:
Numerator: Net income	$2,022,540	$1,194,388

Denominator: Weighted average common shares outstanding	2,383,830	2,541,843
Effect of dilutive stock options	47,695	28,139

Diluted shares	2,431,525	2,569,982

Basic earnings per share	$0.85	$0.47

Diluted earnings per share	$0.83	$0.46

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$12,271,768	$132,875	$(1,024)	$12,403,619

Mortgage-backed and related securities (1)	13,347,218	427,229	(9,340)	13,765,107

State and municipal securities	4,992,273	393,634	—	5,385,907

Other securities	1,040,443	15,209	—	1,055,652

	$31,651,702	$968,947	$(10,364)	$32,610,285

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:

Securities of U.S.

Government agencies and corporations	$19,495,082	$237,896	$—	$19,732,978

Mortgage-backed and related securities (1)	8,863,892	405,581	(58)	9,269,415

State and municipal securities	4,994,750	284,322	—	5,279,072

	$33,353,724	$927,799	$(58)	$34,281,465

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of September 30, 2012 and December 31, 2011, the Company did not have any securities classified as held-to-maturity.

The amortized cost and estimated market value of securities at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$2,549,784	$2,574,734
Due after one year through five years	10,273,908	10,441,304
Due five years to ten years	3,128,420	3,276,750
Due after ten years	2,352,372	2,552,390
Mortgage-backed securities	13,347,218	13,765,107

Total	$31,651,702	$32,610,285

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2011
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$9,055,524	$9,133,113
Due after one year through five years	9,900,638	10,069,736
Due five years to ten years	1,491,823	1,571,662
Due after ten years	4,041,847	4,237,539
Mortgage-backed securities	8,863,892	9,269,415

Total	$33,353,724	$34,281,465

The Company had no realized gains or losses for the nine-month period ending September 30, 2012 and recognized $1,633 in realized gains for the year ended December 31, 2011.

The Company has pledged securities with carrying values of approximately $20,710,000 and $18,056,000 (which approximates fair values) to secure deposits of public and private funds as of September 30, 2012 and December 31, 2011, respectively.

Securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$999	$(1)	$—	$—	$999	$(1)

Mortgage-backed and related securities	2,452	(9)	—	—	2,452	(9)

	$3,451	$(10)	$—	$—	$3,451	$(10)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)

Securities Available for Sale:

Mortgage-backed and related securities	$6	$—	$19	$—	$25	$—

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment – Debt and Equity Securities.

At September 30, 2012, the four securities with unrealized losses have depreciated 0.30 percent from the Company’s amortized cost basis. At December 31, 2011, the two securities with unrealized losses have depreciated 0.23 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Management does not intend to sell these securities and it is not more likely than not that management will be required to sell the securities before the recovery of its amortized cost basis. In making this determination, management has considered the Company’s cash flow and liquidity requirements, capital requirements, economic factors, and contractual and regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs. Therefore, in management’s opinion, these securities are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2012 are warranted.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer or the underwriter at par value and may carry call or put options under certain circumstances. Investments carried at cost at September 30, 2012 and December 31, 2011 consist of:

	September 30, 2012	December 31, 2011

Federal Home Loan Bank of Cincinnati common stock	$2,898,800	$2,898,800
Tenth Street Fund III, L.P. investment	495,000	—

	$3,393,800	$2,898,800

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Mortgage loans on real estate:
Residential 1-4 family	$82,319,584	$80,667,349
Residential multifamily (5 or more units)	21,360,542	21,157,262
Commercial	55,573,834	47,899,766
Construction and land	21,575,670	21,057,612

	180,829,630	170,781,989

Commercial loans	11,754,734	12,616,219

Consumer and equity lines of credit	27,272,445	26,032,584

Total loans	219,856,809	209,430,792

Less: Allowance for loan losses	(4,487,422)	(4,166,468)
Unearned interest and fees	(421,874)	(361,943)
Net deferred loan origination fees	(273,569)	(203,769)

Loans, net	$214,673,944	$204,698,612

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents activity in the allowance for loan losses for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012	December 31, 2011

Beginning balance	$4,166,468	$3,965,395
Provision for loan losses	606,426	1,980,110
Loans charged-off	(416,040)	(1,882,012)
Recoveries	130,568	102,975

Ending balance	$4,487,422	$4,166,468

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	September 30, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves-impaired loans	$389,871	$868,068	$111,198	$334,709	$63,105	$—	$1,766,951

General reserves	203,558	588,390	952,700	494,248	477,383	4,192	2,720,471

Total reserves	$593,429	$1,456,458	$1,063,898	$828,957	$540,488	$4,192	$4,487,422

Loans individually evaluated for impairment	$2,273,114	$6,768,930	$1,436,418	$1,975,656	$329,772	$—	$12,783,890

Loans collectively evaluated for impairment	9,481,620	75,550,654	75,497,958	19,600,014	26,942,673	—	207,072,919

Total	$11,754,734	$82,319,584	$76,934,376	$21,575,670	$27,272,445	$—	$219,856,809

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2011
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves-impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$—	$1,670,112

General reserves	223,593	698,839	860,608	351,946	333,724	27,646	2,496,356

Total reserves	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

Loans individually evaluated for impairment	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$—	$13,714,709

Loans collectively evaluated for impairment	10,279,403	74,595,621	66,551,023	18,931,371	25,358,665	—	195,716,083

Total	$12,616,219	$80,667,349	$69,057,028	$21,057,612	$26,032,584	$—	$209,430,792

The following table details the changes in the allowance for loan losses from December 31, 2010 to September 30, 2012 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Provision for loan losses	314,740	377,348	(62,616)	860,204	487,644	2,790	1,980,110
Loans charged-off	(278,227)	(122,729)	(244,051)	(911,779)	(325,226)	—	(1,882,012)
Recoveries	4,350	25,771	13,085	—	59,769	—	102,975

Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

Provision for loan losses	34,662	361,756	57,862	74,911	100,689	(23,454)	606,426
Loans charged-off	(16,034)	(259,206)	—	—	(140,800)	—	(416,040)
Recoveries	9,948	9,304	—	72,175	39,141	—	130,568

Balance, September 30, 2012	$593,429	$1,456,458	$1,063,898	$828,957	$540,488	$4,192	$4,487,422

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$39,885	$1,973,155	$1,070,635	$730,497	$111,630	$3,925,802

With a valuation allowance	2,233,229	4,795,775	365,783	1,245,159	218,142	8,858,088

Recorded investment in impaired loans	$2,273,114	$6,768,930	$1,436,418	$1,975,656	$329,772	$12,783,890

Unpaid principal balance of impaired loans	$2,312,961	$6,768,930	$1,436,418	$2,815,259	$330,442	$13,664,010

Valuation allowance related to impaired loans	$389,871	$868,068	$111,198	$334,709	$63,105	$1,766,951

Average investment in impaired loans	$2,306,610	$5,451,996	$2,347,801	$2,047,441	$573,426	$12,727,274

Interest income recognized on impaired loans	$89,685	$300,449	$88,244	$23,634	$31,922	$533,934

	December 31, 2011
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Loans individually evaluated for impairment:

Without a valuation allowance	$39,885	$1,551,007	$1,231,377	$882,676	$164,487	$3,869,432

With a valuation allowance	2,296,931	4,520,721	1,274,628	1,243,565	509,432	9,845,277

Recorded investment in impaired loans	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$13,714,709

Unpaid principal balance of impaired loans	$2,376,663	$6,077,465	$2,506,005	$3,038,019	$674,430	$14,672,582

Valuation allowance related to impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$1,670,112

Average investment in impaired loans	$2,524,644	$5,020,554	$2,555,300	$2,321,965	$630,489	$13,052,952

Interest income recognized on impaired loans	$123,830	$226,249	$104,298	$36,048	$22,997	$513,422

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents an aged analysis of past due loans as of the following:

	September 30, 2012
	30-89 Days Past Due	Greater Than 90 Days Past Due And Non-accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing

Residential 1-4 family	$255,158	$2,805,123	$3,060,281	$79,259,303	$82,319,584	$—
Commercial real estate and multifamily	206,631	—	206,631	76,727,745	76,934,376	—
Construction and land	—	1,586,637	1,586,637	19,989,033	21,575,670	—
Commercial	—	—	—	11,754,734	11,754,734	—
Consumer and other	163,387	43,247	206,634	27,065,811	27,272,445	11,016

Total	$625,176	$4,435,007	$5,060,183	$214,796,626	$219,856,809	$11,016

	December 31, 2011
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non-Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing

Residential 1-4 family	$752,680	$1,467,682	$2,220,362	$78,446,987	$80,667,349	$20,988
Commercial real estate and multifamily	163,457	—	163,457	68,893,571	69,057,028	—
Construction and land	—	1,748,523	1,748,523	19,309,089	21,057,612	—
Commercial	—	—	—	12,616,219	12,616,219	—
Consumer and other	276,747	82,647	359,394	25,673,190	26,032,584	23,765

Total	$1,192,884	$3,298,852	$4,491,736	$204,939,056	$209,430,792	$44,753

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of the following:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$74,247,426	$1,303,228	$6,768,930	$—	$—	$82,319,584
Commercial real estate and multifamily	75,497,958	—	1,436,418	—	—	76,934,376
Construction and land	19,408,535	191,479	1,975,656	—	—	21,575,670
Commercial	9,481,620	—	2,273,114	—	—	11,754,734
Consumer and other	26,766,495	176,178	329,772	—	—	27,272,445

Total	$205,402,034	$1,670,885	$12,783,890	$—	$—	$219,856,809

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$73,574,439	$1,021,182	$6,071,728	$—	$—	$80,667,349
Commercial real estate and multifamily	66,167,335	383,688	2,506,005	—	—	69,057,028
Construction and land	18,866,263	65,108	2,126,241	—	—	21,057,612
Commercial	10,274,603	4,800	2,336,816	—	—	12,616,219
Consumer and other	25,143,601	215,064	673,919	—	—	26,032,584

Total	$194,026,241	$1,689,842	$13,714,709	$—	$—	$209,430,792

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

The following presents information related to loans modified in a TDR during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential 1-4 family	3	$264,424	$264,424
Commercial real estate and multifamily	1	100,156	100,156
Construction and land	1	25,203	25,203
Commercial	—	—	—
Consumer and other	10	75,671	75,671

	15	$465,454	$465,454

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following sets forth loans modified in a TDR from October 1, 2011 through September 30, 2012, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	1	$78,959
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	4	30,790

	5	$109,749

Note 5.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at September 30, 2012 and December 31, 2011.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$12,403,619	$—	$12,403,619	$—
Mortgage-backed securities	13,765,107	—	13,765,107	—
State and municipal securities	5,385,907	—	5,385,907	—
Other securities	1,055,652	—	1,055,652	—

Total securities available for sale	$32,610,285	$—	$32,610,285	$—

Cash surrender value of bank owned life insurance	$9,439,856	$—	$9,439,856	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$19,732,978	$—	$19,732,978	$—
Mortgage-backed securities	9,269,415	—	9,269,415	—
State and municipal securities	5,279,072	—	5,279,072	—

Total securities available for sale	$34,281,465	$—	$34,281,465	$—

Cash surrender value of bank owned life insurance	$9,223,847	$—	$9,223,847	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$7,091,137	$—	$5,968,802	$1,122,335
Foreclosed real estate	686,272	—	686,272	—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$8,175,165	$—	$6,389,165	$1,786,000
Foreclosed real estate	525,873	—	525,873	—

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	2012		2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$23,457	$23,457	$23,577	$23,577
Interest-bearing time deposits in banks	249	249	249	249
Securities	32,610	32,610	34,281	34,281
Investments, at cost	3,394	3,394	2,899	2,899
Loans, net	214,674	215,762	204,699	206,809
Cash surrender value of bank owned life insurance	9,440	9,440	9,224	9,224
Accrued interest receivable	994	994	967	967

Financial liabilities:
Deposits	235,381	241,632	224,112	231,672
Securities sold under agreements to repurchase	1,721	1,721	2,265	2,265
Federal Home Loan Bank advances	3,010	3,114	3,099	3,287
Accrued interest payable	164	164	170	170

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares

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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2012 and 2011, the Company recorded stock compensation expense of $40,612 and $40,612, respectively. At September 30, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $162,000.

A summary of the activity in the 2010 Plan as of September 30, 2012, is presented in the following table:

	Nine Months Ended September 30, 2012
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)

Outstanding at December 31, 2011	236,062	$11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at September 30, 2012	236,062	$11.50	$1,177,949

Options exercisable at September 30, 2012	47,212	$11.50	$235,588

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of September 30, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price

$11.50	236,062	$11.50	8.25	47,212	$11.50

Information pertaining to non-vested options for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2011	188,850	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, September 30, 2012	188,850	$1.27

On January 19, 2011, the Company awarded 94,426 shares of restricted stock to its directors, officers, and employees pursuant to the terms of the 2010 Plan. Compensation expense associated with the performance-based share awards is recognized over the time period that the restrictions associated with the awards lapse based on the total cost of the award, which is the fair market value of the stock on the date of the grant. The closing price on the date of the grants issued on January 19, 2011 was $12.75 per share. For the nine months ended September 30, 2012 and 2011, the Company recognized $180,590 and $180,590, respectively, in compensation expense attributable to the 94,426 shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the nine months ended September 30, 2012 is as follows:

	Number	Grant Date Weighted- Average Cost

Unvested at January 1, 2012	94,426	$12.75
Shares awarded
Restrictions lapsed and shares released	18,885	12.75
Shares forfeited	—	—

Unvested at September 30, 2012	75,541	$12.75

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

Employee Stock Ownership Plan (ESOP) (Continued)

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the nine months ended September 30, 2012 or 2011. A detail of ESOP shares as of September 30, 2012, is as follows:

Allocated shares	29,624
Unallocated shares	192,556

Total ESOP shares	222,180

Fair value of unreleased shares at September 30, 2012	$3,175,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Critical Accounting Policies

During the nine-month period ended September 30, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets. Total assets increased from $283.7 million at December 31, 2011 to $292.8 million at September 30, 2012.

Cash and Cash Equivalents. Total cash and cash equivalents remained relatively unchanged with a decrease of $120,000 from $23.6 million at December 31, 2011 to $23.5 million at September 30, 2012.

Loans. Net loans receivable increased $10.0 million, or 4.9% from $204.7 million at December 31, 2011 to $214.7 million at September 30, 2012, primarily as a result of $7.7 million, $1.7 million, and $1.2 million increases in commercial real estate loans, residential 1-4 family loans, and consumer and equity lines of credit, respectively. These increases were partially offset by a decrease in commercial loans of $861,000. The increase in commercial real estate loans was primarily due to the purchase of a $3.7 million loan participation interest secured by a hotel in Gatlinburg, Tennessee, a $1.5 million increase in principal for a loan secured by a hotel in Chattanooga, Tennessee, a $665,000 loan to a non-profit school located in Cleveland, Tennessee, a $420,000 loan secured by an apartment complex in Cleveland, Tennessee, and an $893,000 loan secured by an owner occupied physical therapy office in Ringgold, Georgia, which was reclassified from construction and land development to commercial real estate due to its conversion from construction to permanent financing. The increase in residential 1-4 family loans was due to an increase in volume along with the addition of a $502,000 loan secured by a primary residence in Loudon, Tennessee. The increase in consumer and equity lines of credit was due to an increased focus on consumer automobile lending. The decrease in commercial loans was due primarily to the payoff of an $806,000 commercial installment loan.

Securities. Total securities decreased $1.7 million, or 4.9% from $34.3 million at December 31, 2011 to $32.6 million at September 30, 2012, primarily as a result of $11.0 million in calls of agency securities and $2.2 million of principal payments on mortgage-backed securities. The decrease was partially offset by purchases of mortgage-backed, agency, and SBA securities of $6.6 million, $4.1 million, and $1.0 million, respectively. The purchases were funded from available cash.

Deposits. Total deposits increased $11.3 million, or 5.0% from $224.1 million at December 31, 2011 to $235.4 million at September 30, 2012. The primary reason for the increase in deposits was a $10.5 million increase in demand and NOW accounts, primarily due to an increase in non-personal NOW accounts relating to two public entities and an overall increase in the number of accounts. Other significant increases were in savings deposit accounts of $2.9 million. These increases were partially offset by a $2.1 million decrease in money market accounts. Time deposit balances remained relatively unchanged period over period with an increase of $6,000.

Borrowings. Federal Home Loan Bank borrowings decreased $89,000 from December 31, 2011 to September 30, 2012. The slight decrease was due to principal payments on an amortizing advance.

Stockholders’ Equity. Stockholders’ equity decreased $2.0 million or 3.9% from December 31, 2011 to September 30, 2012. The primary reasons for the decrease include $3.9 million in repurchased and retired common stock and $362,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares). These decreases were partially offset by net income for the first nine months of $2.0 million, an increase in unrealized gains on securities held for sale (net of taxes) of $19,000, and a $221,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Overview. The Company reported net income of $746,000, or $0.33 basic earnings per share, for the three-month period ended September 30, 2012, compared to a net income of $463,000, or $0.18 basic earnings per share, for the same period in 2011.

Net Interest Income. Net interest income after provision for loan losses increased $311,000 or 13.7% for the three months ended September 30, 2012 compared to the same period in 2011, primarily as a result of decreases in provision for loan losses and interest expense on deposits and Federal Home Loan Bank borrowings.

Total interest income decreased $37,000 or 1.0%, from the three months ended September 30, 2011 to the three months ended September 30, 2012. The decrease was primarily the result of a $78,000 decrease in interest on securities and interest-bearing deposits in other banks. These decreases were partially offset by a $39,000 increase in interest on loans and a $2,000 increase in dividend income. The decrease in interest income on securities and interest- bearing deposits in other banks was due primarily to decreases in average balances and decreases in market interest rates. The increase in interest on loans was due primarily to an increase in average balances.

Total interest expense decreased $184,000 or 22.1% from $832,000 for the three months ended September 30, 2011 to $648,000 for the three months ended September 30, 2012. The decrease was primarily a result of a $128,000 decrease in interest on deposits and a $56,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of the advances outstanding.

Provision for Loan Losses. The provision for loan losses was $400,000 for the three months ended September 30, 2012 compared to $564,000 for the same period in 2011. The decrease in provision for loan losses was primarily due to a decrease in specific loss reserves recorded on impaired loans.

Non-performing loans increased $1.9 million from $2.5 million at June 30, 2012 to $4.4 million at September 30, 2012. Non-performing residential mortgage loans and consumer loans increased $1.9 million and $16,000, respectively. Non-performing construction and land loans decreased $4,000. The increase in non-performing mortgage loans was primarily due to a mortgage loan in the amount of $1.7 million being placed on nonaccrual status during the third quarter of 2012. The balance of non-performing loans at September 30, 2012 includes nonaccrual loans of $4.4 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2012. The balance of nonaccrual loans at September 30, 2012 consists of $2.8 million in residential mortgage loans, $1.6 million in construction and land loans and $32,000 in consumer loans.

Net charge-offs were $131,000 for the three months ended September 30, 2012 compared to $114,000 for the same period in 2011. Charge-offs totaling $151,000 were recorded during the quarter ended September 30, 2012 in connection with residential mortgage loans ($93,000) and consumer loans ($58,000).

The allowance for loan losses was $4.5 million at September 30, 2012. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $152,000, or 11.9%, to $1.4 million for the three months ended September 30, 2012 compared to $1.3 million for the same period in 2011, primarily due to increases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, increases of debit card usage income, increased income from Valley Title Services, LLC, and increased consumer and commercial loan servicing and origination fees of $98,000, $56,000, $37,000, and $22,000, respectively. These increases were partially offset by a $30,000 decrease in income related to non-sufficient funds charges on deposit accounts and a $31,000 decrease in income related to investment sales commissions.

Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the three months ended September 30, 2012 as compared to the same period in 2011. The increased volume is primarily a result of a decrease in market rates period over period. Income related to debit card usage increased primarily due to efforts put forth to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the quarter ended September 30, 2012 as compared to the same period in 2011. Consumer and commercial loan origination and servicing fees increased primarily due to increased fee income on consumer loans generated by Southland Finance, Inc. The increase in consumer loan fees is attributable to increased volume of consumer loans period over period.

The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. Income from investment sales commissions decreased primarily due to decreased sales of investment products resulting from lower market rates and market volatility.

Non-interest Expense. Non-interest expense increased $43,000, or 1.5%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily a result of increases in expenses related to data processing, occupancy and equipment, and federal deposit insurance premiums, of $43,000, $28,000, and $11,000, respectively. These increases were partially offset by reductions in advertising and other operating expenses, of $39,000. The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services. The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The increase in federal deposit insurance premiums was due to a change in the calculation methodology of the premiums during the third quarter of 2011. The reduction in advertising and other expenses was primarily due to decreases in accounting fees and the effect of a one time charge at Valley Title Services, LLC in the third quarter of 2011. Accounting fees decreased primarily as a result of bringing certain external reporting functions in-house.

Income Tax Expense. The Company had an income tax expense of $348,000 for the three month period ended September 30, 2012 as compared to $210,000 for the same period in 2011. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $752,000 for the three month period ended September 30, 2012 compared to total comprehensive income of $547,000 for the three month period ended September 30, 2011. The increase was primarily a result of the $282,000 increase in net income period over period and a $77,000 decrease in unrealized gains on securities available for sale, net of tax.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Overview. The Company reported net income of $2.0 million, or $0.85 basic earnings per share, for the nine-month period ended September 30, 2012, compared to a net income of $1.2 million or $0.47 basic earnings per share, for the same period in 2011.

Net Interest Income. Net interest income after provision for loan losses increased $1.4 million or 19.8% for the nine months ended September 30, 2012 compared to the same period in 2011, primarily as a result of a decrease in provision for loan losses and a decrease in interest expense on deposits and Federal Home Loan Bank borrowings.

Total interest income decreased $144,000 or 1.3%, from $11.0 million for the nine months ended September 30, 2011 to $10.8 million for the nine months ended September 30, 2012. The decrease was primarily the result of a $250,000 decrease in interest on securities and interest-bearing deposits in other banks, partially offset by increases in interest on loans and dividend income of $95,000 and $11,000, respectively. The decrease in interest income on securities and interest-bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates. The increase in interest income on loans was primarily a result of an increase in average balances.

Total interest expense decreased $546,000 or 21.3% from $2.6 million for the nine months ended September 30, 2011 to $2.0 million for the nine months ended September 30, 2012. The decrease was primarily a result of a $378,000 decrease in interest on deposits and a $168,000 decrease in interest on Federal Home Loan Bank borrowings. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in the interest paid on Federal Home Loan Bank borrowings was due to a decrease in the average balance of the advances outstanding.

Provision for Loan Losses. The provision for loan losses was $606,000 for the nine months ended September 30, 2012 compared to $1.6 million for the same period in 2011. The decrease in provision for loan losses was primarily due to a decrease in net charge offs period over period as well as a decrease in specific loss reserves recorded on impaired loans, from $2.5 million at September 30, 2011 to $1.8 million at September 30, 2012.

Non-performing loans increased $1.1 million from $3.3 million at December 31, 2011 to $4.4 million at September 30, 2012. Non-performing residential mortgage loans increased $1.3 million, while non-performing construction and land and consumer loans decreased $162,000 and $39,000, respectively. The increase in non-performing mortgage loans was primarily due to a mortgage loan in the amount of $1.7 million being placed on nonaccrual status during the third quarter of 2012. The balance of non-performing loans at September 30, 2012 includes nonaccrual loans of $4.4 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2012. The balance of nonaccrual loans at September 30, 2012 consists of $2.8 million in residential mortgage loans, $1.6 million in construction and land loans and $32,000 in consumer loans.

Net charge-offs were $285,000 for the nine months ended September 30, 2012 compared to $524,000 for the same period in 2011. Charge-offs totaling $416,000 were recorded during the nine months ended September 30, 2012 in connection with residential mortgage loans ($259,000), commercial loans ($16,000), and consumer loans ($141,000).

The allowance for loan losses was $4.5 million at September 30, 2012. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $372,000, or 10.7%, to $3.9 million for the nine months ended September 30, 2012 compared to $3.5 million for the same period in 2011, primarily due to increases in fees related to the origination and servicing of mortgage loans on the secondary market, increases of debit card usage income, increased income from Valley Title Services, LLC, and increased consumer and commercial loan servicing and origination fees of $222,000, $160,000, $80,000, and $27,000, respectively. These increases were partially offset by a $62,000 decrease in income related to non-sufficient funds charges on deposit accounts and a $55,000 decrease in income related to investment sales commissions.

Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the nine months ended September 30, 2012 as compared to the same period in 2011. The increased volume is primarily a result of a decrease in market rates period over period. Income related to debit card usage increased primarily due to increased efforts to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the period ended September 30, 2012 as compared to the same period in 2011. Consumer and commercial loan origination and servicing fees increased primarily due to increased fee income on consumer loans generated by Southland Finance, Inc. The increase in consumer loan fees is attributable to increased volume of consumer loans period over period.

Income from investment sales commissions decreased primarily due to decreased sales of investment products resulting from lower market rates and market volatility. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges.

Non-interest Expense. Non-interest expense increased $126,000, or 1.5%, to $8.7 million for the nine months ended September 30, 2012 compared to $8.6 million for the same period in 2011, primarily due to increases in expenses related to data processing and occupancy and equipment of $122,000 and $63,000, respectively. These increases were partially offset by a $40,000 reduction in federal deposit insurance premiums and a $22,000 decrease in advertising and other operating expenses. The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services. The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The reduction in federal deposit insurance premiums was due to a change in the calculation methodology of the premiums during the third quarter of 2011. The reduction in advertising and other expenses was primarily due to decreases in accounting fees and the effect of a one time charge at Valley Title Services, LLC in the third quarter of 2011. Accounting fees decreased primarily as a result of bringing certain external reporting functions in-house.

Income Tax Expense. The Company had an income tax expense of $1.3 million for the nine month period ended September 30, 2012 as compared to $552,000 for the same period in 2011. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of the net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $2.0 million for the nine-month period ended September 30, 2012 compared to total comprehensive income of $1.7 million for the nine-month period ended September 30, 2011. The increase was primarily a result of the $828,000 increase in net income period over period and a $466,000 decrease in unrealized gains on securities available for sale, net of tax.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $23.5 million.

At September 30, 2012, securities classified as available-for-sale, which amounted to $32.6 million, and interest-bearing time deposits in banks of $249,000, provide additional sources of liquidity. In addition, at September 30, 2012, the Bank had the ability to borrow a total of approximately $31.1 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2012, the Bank had $3.0 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.8 million at September 30, 2012.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of September 30, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 14.5%, 14.5% and 23.0%, respectively. The regulatory requirements at that date were 1.5%, 4.0% and 8.0%, respectively. At September 30, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $362,000 in the aggregate during the nine months ended September 30, 2012. The dividend payout ratio for the first nine months of 2012, representing dividends per share divided by diluted earnings per share, was 18.1%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The EVE is the difference between the present values of assets and liabilities. The measured change of this economic value, over a range of rate shocks indicates the degree of possible long-term exposure to future earnings. The bank’s EVE risk tolerance limits are that for a 400bp change in interest rates up or down, the EVE should not decrease by more than 25% from the base case; for a 300bp change in interest rates up or down, the EVE should not decrease by more than 20%; for a 200bp change in interest rates up or down the EVE should not decrease by more than 15%; and for a 100bp change in interest rates up or down the EVE should not decrease by more than 10%.

At September 30, 2012, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 20, 2012. As of September 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s board of directors, has authorized three stock repurchase programs. Under the first stock repurchase program, which was approved on April 20, 2011, the Company was authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock. The first stock repurchase program was completed during the second quarter of 2012. On April 18, 2012, a second repurchase program was approved, which authorized the repurchase of up to 131,278 or 5% of the Company’s issued common stock. The second stock repurchase program was completed during the third quarter of 2012. On August 15, 2012, a third repurchase program was approved, which authorized the repurchase of up to 124,714 or 5% of the Company’s issued common stock. Under each of the repurchase programs, repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the third quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs at the End of the Period
July 1, 2012 through July 31, 2012	91,500	$14.99	91,500	129,592
August 1, 2012 through August 31, 2012	51,084	16.42	51,084	78,508
September 1, 2012 through September 30, 2012	16,733	16.22	16,733	61,775

Total	159,317	$15.58	159,317	61,775

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: November 9, 2012	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: November 9, 2012	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)