Form 10-K
period 2012-12-31
Athens Bancshares Corp
filed 2013-03-14
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $34.4 million, based upon the closing price of $14.64 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 6, 2013 was 2,221,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property for operations but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans. We primarily conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

Our website address is www.athensfederal.com. Information on our website should not be considered a part of this annual report.

Market Area

We are headquartered in Athens, Tennessee, which is located in southeastern Tennessee along Interstate 75, approximately half way between Knoxville and Chattanooga, Tennessee. We consider McMinn, Monroe and Bradley Counties, Tennessee, and the surrounding areas to be our primary market area. The top employment sectors in our primary market area currently consist of manufacturing services, particularly the automobile manufacturing industry, and, to a lesser extent, wholesale and retail trade services, government services and educational, health care and social assistance services. Our local economy has been negatively impacted by the economic recession in recent months.

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

One-to Four-Family Residential Loans. At December 31, 2012, we had $83.2 million in one- to four-family residential loans, which represented 37.4% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area. In recent years, a significant portion of the residential mortgage loans that we have originated have been secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties. See “Item 1A. Risk Factors – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.”

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

Non-residential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2012, non-residential real estate loans totaled $55.0 million, or 24.7% of our total loan portfolio. Our non-residential real estate loans are generally secured by small to moderately-sized office and retail properties, churches and hotels located both in and out of our primary market area. With respect to non-residential real estate loans, we typically require that either the borrower or the property securing the loan be located in our primary market area.

We originate fixed-rate non-residential real estate loans, generally with terms of three to five years and payments based on an amortization schedule of up to 30 years, resulting in “balloon” balances at maturity. We also offer adjustable-rate commercial real estate loans, generally with terms up to 30 years and with interest rates typically equal to the prime lending rate as reported in the Wall Street Journal plus an applicable margin. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 85% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. Our non-residential real estate loans typically provide for an interest rate floor of 5.0%.

At December 31, 2012, our largest non-residential real estate loan had an outstanding balance of $4.9 million. This loan was originated in March 2011 and is secured by a skilled nursing facility in Lake Wells, Florida. The loan is performing in accordance with its original terms as of December 31, 2012.

Construction Loans. We originate construction loans for one-to four-family homes and, to a much lesser extent, commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2012, the outstanding balance of residential and non-residential construction loans totaled $8.6 million, which represented 3.9% of our total loan portfolio. Construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on these loans are generally tied to either the Federal Cost of Funds or the One Year U.S. Treasury Constant Maturity Index. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. We generally limit speculative construction loans to a group of well-established builders in our primary market area and we also limit the number of projects with each builder. At December 31, 2012, we had approved commitments for speculative construction loans of $4.0 million, of which $2.9 million was outstanding. We generally require a maximum loan-to-value ratio of 80% for speculative construction loans.

At December 31, 2012, our largest non-speculative construction loan relationship was a commitment of $6.5 million, of which $2.0 million was sold to a participating bank, resulting in a $4.5 million commitment held by the Bank, $921,000 of which was outstanding. This loan is secured by a 90 unit hotel under construction in Knoxville, Tennessee and was performing according to its original terms at December 31, 2012. At December 31, 2012, our largest speculative construction loan relationship was a commitment of $2.5 million, $1.6 million of which was outstanding. This loan relationship is secured by twelve residential subdivision lots and homes under construction in Ooltewah, Tennessee and Hixson, Tennessee and was performing according to its original terms at December 31, 2012.

Land and Land Development Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. At December 31, 2012, land and land development loans totaled $13.4 million, which represented 6.0% of our total loan portfolio. Land development loans, which are offered for terms of up to 12 months, are generally indexed to the prime rate as reported in the Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio to 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. At December 31, 2012, our largest land development relationship was a $2.1 million loan secured by commercial property in Chattanooga, Tennessee. This loan was performing in accordance with its original terms at December 31, 2012.

Multi-Family Real Estate Loans. We offer multi-family (5 or more units) mortgage loans that are generally secured by properties in our primary market area. At December 31, 2012, multi-family loans totaled $21.8 million, which represented 9.8% of our total loan portfolio. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 85% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. At December 31, 2012, our largest multi-family real estate loan had an outstanding balance of $3.9 million, was secured by an apartment complex located in Dalton, Georgia and was performing in accordance with its original terms at December 31, 2012.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, and loans secured by deposits. At December 31, 2012, consumer loans totaled $28.0 million, or 12.6% of our total loan portfolio. Our consumer loan portfolio consists primarily of home equity loans, both fixed-rate amortizing term loans with terms up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate as published in the Wall Street Journal. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 89%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Through the Bank’s operating subsidiary, Southland Finance, Inc., we also offer consumer finance loans secured by used automobiles, televisions and various other personal property to borrowers with historically lower credit scores. These consumer finance loans are partially funded by a $1.0 million line of credit with the Bank. At December 31, 2012, there was no outstanding balance on that line of credit. Loans originated at Southland Finance, Inc. are generally made for terms of 12 to 36 months and have an average loan balance of approximately $3,600. We generally maintain separate underwriting standards and more aggressive collection activity for these consumer finance loans.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At December 31, 2012, commercial business loans totaled $12.6 million, which represented 5.7% of our total loan portfolio. Commercial business loans consist of floating rate loans indexed to the prime rate as published in the Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to five years. Our commercial business loan portfolio consists primarily of loans that are secured by land or equipment but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

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

Non-residential and Multi-Family Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. Management continues to hire experienced lending officers and credit management personnel in order to safely increase this type of lending. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is typically obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2012, our regulatory limit on loans to one borrower was $6.5 million. At that date, our largest lending relationship was $5.5 million and was performing according to its original terms at that date. This loan relationship is secured primarily by commercial real estate and equipment.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days. See note 16 to the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

At December 31, 2012, our investment portfolio consisted primarily of U.S. government and agency securities, mortgage-backed securities and securities issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities. At December 31, 2012, we also maintained certain investments, at cost, which are described further in Note 4 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

Personnel

As of December 31, 2012, we had 89 full-time employees and 15 flex-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2012, the Bank met each of its capital requirements. See Note 10 in the accompanying Notes to Consolidated Financial Statements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was originally scheduled to commence on January 1, 2013 but has been delayed by federal regulators. When the final implementation date is determined, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer;

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011, averaged approximately one point of assessable deposits. These Financing Corporation payments will continue until the bonds mature in 2017 through 2019.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act makes noncompliance with the qualified thrift lender test also potentially subject to agency enforcement action for a violation of law. As of December 31, 2012, the Bank maintained 79.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities under such person’s control, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

Assessments. Savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The assessments paid by the Bank for the fiscal year ended December 31, 2012 totaled $88,372.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012 of $2.9 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2012, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio was applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually. The Bank complied with the foregoing requirements during 2012.

FEDERAL AND STATE INCOME TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2012 fiscal year, the Bank’s maximum federal income tax rate was 34.0%.

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

ITEM A.	RISK FACTORS

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2012, $30.0 million, or 36.1% of our residential mortgage loan portfolio and 13.5% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because the repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At December 31, 2012, non-performing non-owner occupied residential mortgage loans totaled $121,000, or 0.40% of our non-owner occupied residential loan portfolio, of which all was attributable to one borrower. At December 31, 2012, we carried $345,000 of non-owner occupied residential properties, which consisted of seven structures utilized as overnight rentals. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At December 31, 2012, $22.0 million, or 9.9% of our loan portfolio, consisted of construction loans and land and land development loans, and $2.9 million, or 13.4% of the construction loan and land and land development portfolio, consisted of speculative construction loans. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would decrease our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our consumer loan portfolio includes consumer loans secured by rapidly depreciable assets and may expose us to increased credit risk.

At December 31, 2012, $28.0 million, or 12.6% of our loan portfolio, consisted of consumer loans. Included in consumer loans at that date were $6.4 million in automobile loans and $2.5 million in consumer finance loans made to borrowers by our operating subsidiary, Southland Finance, Inc. These consumer finance loans are generally secured by used automobiles, televisions and various other personal property and are generally offered to borrowers with historically lower credit scores at higher risk-adjusted interest rates. At December 31, 2012, Southland Finance, Inc.’s average outstanding loan balance was approximately $3,611 and the weighted-average yield of its loan portfolio was 25.50%. Consumer loans secured by rapidly depreciable assets such as automobiles and other personal property may be subject to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $4.5 million, or 2.02% of total loans outstanding and 114.80% of non-performing loans, at December 31, 2012. Our allowance for loan losses at December 31, 2012 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

In addition, at December 31, 2012, we had 42 loan relationships with outstanding balances that exceeded $1.0 million. Three loans in this group were classified as substandard as of December 31, 2012: (1) a $1.8 million commercial business loan secured by assets of radio stations located in East Tennessee, (2) a $1.2 million land development loan, which is a 7.5% participation interest in a land acquisition and development loan for a retail shopping complex in Sevierville, Tennessee and (3) a $1.3 million one-to-four family residential loan, which is a 58.8% participation interest, secured by an owner-occupied residence and land located in Friendsville, Tennessee. The further deterioration of one or more of these large relationship loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects have continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 21.82% of the deposits in McMinn County, Tennessee, 3.38% of the deposits in Monroe County, Tennessee and 1.97% of the deposits in Bradley County, Tennessee. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information about our primary market area and the competition we face.

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

Financial regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Board of Governors of the Federal Reserve Board System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective no more than five years from the date of enactment. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office, branch offices and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2012.

Location	Year Opened	Owned/ Leased		Net Book Value at December 31, 2012
				(In thousands)
Main Office:
Athens Main Office 106 Washington Avenue Athens, Tennessee 37303	1962	Owned		$969
Branch Offices:
Athens Decatur Pike Office 1103 Decatur Pike Athens, Tennessee 37303	1980	Owned		162
Cleveland Ocoee Street Office 3855 North Ocoee Street Cleveland, Tennessee 37312	2007	Leased	(1)	—
Cleveland 25th Street Office 950 25th Street Cleveland, Tennessee 37311	2007	Leased	(2)	—
Etowah Office 523 Tennessee Avenue Etowah, Tennessee 37331	1977	Owned		570
Madisonville Office 4785 New Highway 68 Madisonville, Tennessee 37875	2005	Owned		851
Sweetwater Office 800 Highway 68 Sweetwater, Tennessee 37874	1995	Owned		176
Other Offices:
Athens Lending Center 106 Hornsby Street Athens, Tennessee 37303	1998	Owned		449
Southland Finance Company 516 South Congress Parkway Athens, Tennessee 37303	1996	Leased	(3)	—
Valley Title Services, LLC d/b/a Sweetwater Valley Title 202 N. White Street Athens, Tennessee 37303	2007	Leased	(4)	—
Valley Title Services, LLC 205 Decatur Pike Athens, Tennessee 37303	2012	Owned		213
Storage Facility 718 South Jackson Street Athens, Tennessee 37303	2010	Owned		165
Property Adjacent to Branch 1109 Summit Street Athens, Tennessee 37303	2012	Owned		86

(1)	Lease expires in February 2017.
(2)	Lease expires in December 2017.
(3)	Lease expires in January 2014.
(4)	Lease expires in December 2013.

Item 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “AFCB.” As of March 6, 2013, the Company had approximately 317 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2012 and December 31, 2011, as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2012:
First Quarter	$14.98	$11.11	$0.05	$14.98
Second Quarter	16.00	14.00	0.05	14.64
Third Quarter	19.35	14.13	0.05	16.49
Fourth Quarter	18.25	15.63	0.05	16.51
2011:
First Quarter	$14.05	$12.35	$0.05	$13.55
Second Quarter	13.99	12.75	0.05	13.48
Third Quarter	13.50	9.56	0.05	12.50
Fourth Quarter	12.50	11.59	0.05	12.00

Purchase of Equity Securities

The Company’s board of directors has authorized four stock repurchase programs. Under the first stock repurchase program, which was approved on April 20, 2011 the Company was authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock. The first stock repurchase program was completed during the second quarter of 2012.

On April 18, 2012, a second repurchase program was approved, which authorized the repurchase of up to 131,278 or 5% of the Company’s issued common stock. The second stock repurchase program was completed during the third quarter of 2012.

On August 15, 2012, a third repurchase program was approved, which authorized the repurchase of up to 124,714 or 5% of the Company’s issued common stock. The third stock repurchase program was completed during the fourth quarter of 2012.

On December 6, 2012, a fourth repurchase program was approved, which authorized the repurchase of up to 118,478 shares, or 5.0%, of the Company’s issued common stock. The fourth stock repurchase program was completed during the first quarter of 2013.

On February 20, 2013, a fifth repurchase program was approved, which authorized the repurchase of up to 112,554 shares, or 5.0%, of the Company’s issued common stock.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	9,500	$16.50	9,500	170,753
November 1 through November 30, 2012	52,275	17.99	52,275	118,478
December 1 through December 31, 2012	11,000	16.50	11,000	107,478

Total	72,775	$17.57	72,775	107,478

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Total assets	$291,632	$283,716	$278,015	$276,458	$251,000
Cash and cash equivalents	20,252	23,577	14,316	40,707	4,547
Securities available-for-sale	32,150	34,281	41,538	23,585	30,509
Securities held-to-maturity	—	—	—	—	5
Investments, at cost	3,394	2,899	2,899	2,899	2,899
Loans receivable, net	217,275	204,699	199,386	191,404	196,520
Deposits	234,248	224,112	215,687	236,064	206,493
Securities sold under agreements to repurchase	2,110	2,265	795	899	912
Advances from Federal Home Loan Bank	3,000	3,099	8,214	10,324	16,310
Stockholders’ equity (total equity before December 31, 2010)	48,004	50,550	49,577	25,722	24,212

	For the Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Operating Data:
Interest income	$14,474	$14,646	$14,529	$14,668	$15,580
Interest expense	2,638	3,338	4,360	5,657	7,133

Net interest income	11,836	11,308	10,169	9,011	8,447
Provision for loan losses	1,080	1,980	1,711	1,024	761

Net interest income after provision for loan losses	10,756	9,328	8,458	7,987	7,686
Non-interest income	5,327	4,758	4,406	4,670	4,161
Non-interest expense	11,871	11,424	12,027	10,668	10,251

Income before income taxes	4,212	2,662	837	1,989	1,596
Income taxes (benefit)	1,609	754	(6)	644	487

Net income	$2,603	$1,908	$843	$1,345	$1,109

Net income per share – basic	$1.12	$0.75	$0.34	N/A	N/A

Net income per share – diluted	$1.09	$0.75	$0.34	N/A	N/A

Cash dividends declared per share	$0.20	$0.20	$0.10	N/A	N/A

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Performance Ratios (1):
Return on average assets	0.89%	0.67%	0.30%	0.54%	0.45%
Return on average equity	5.23	3.80	1.71	5.29	4.72
Interest rate spread (1)	4.15	4.04	3.59	3.67	3.51
Net interest margin (2)	4.36	4.30	3.92	3.89	3.74
Other expenses to average assets	4.07	4.02	3.77	4.28	4.18
Efficiency ratio (3)	69.17	71.11	82.52	77.98	81.30
Dividend payout ratio (4)	18.35	26.66	29.41	n/a	n/a
Average interest-earning assets to average interest-bearing liabilities	121.51	120.35	119.59	109.18	107.20
Average equity to average assets	17.06	17.66	17.67	10.20	9.58
Capital Ratios (Bank only):
Total capital (to risk-weighted assets)	21.3%	22.0%	20.8%	15.3%	14.0%
Tier 1 capital (to risk-weighted assets)	20.1	20.7	19.6	14.1	12.8
Tier 1 capital (to adjusted total assets)	13.4	14.1	13.5	9.1	9.4
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.02%	1.99%	1.94%	1.75%	1.52%
Allowance for loan losses as a percent of non-performing loans	114.80	126.28	194.46	169.54	73.87
Net charge-offs to average outstanding loans during the period	0.34	0.86	0.59	0.36	0.12
Non-performing loans as a percent of total loans	1.76	1.58	1.00	1.03	2.08
Non-performing assets as a percent of total assets	1.52	1.35	1.13	1.01	1.76
Total non-performing assets and troubled debt restructurings as a percent of total assets	3.17	3.52	3.19	2.28	1.87
Other Data:
Number of offices	7	7	7	7	7
Number of deposit accounts	18,288	17,013	16,144	15,837	15,296
Number of loans	3,765	3,522	3,534	3,696	3,297

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Dividends declared per share divided by net income per share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 5 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

Balance Sheet Analysis

Assets. At December 31, 2012, our total assets were $291.6 million, an increase of $7.9 million from December 31, 2011. The increase during the year ended December 31, 2012 was primarily the result of increases in net loans, investments at cost, and cash surrender value of bank owned life insurance of $12.6 million, $495,000, and $288,000, respectively. These increases were partially offset by decreases in cash and cash equivalents and securities available for sale of $3.3 million and $2.1 million, respectively.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans.

Residential mortgage loans and residential construction loans totaled $83.2 million, or 37.4%, and $4.3 million, or 1.9% of the total loan portfolio, at December 31, 2012, respectively. At December 31, 2011, these loans totaled $80.7 million, or 38.5%, and $4.6 million, or 2.2% of the total loan portfolio, respectively. The increase in residential mortgage loans was primarily a result of an increase in market demand.

Commercial real estate loans, including non-residential, multi-family, land and construction loans on these types of properties, comprised $94.4 million, or 42.4% of the total loan portfolio, at December 31, 2012. At December 31, 2011, these loans totaled $85.5 million, or 40.8% of the total loan portfolio. The increase was primarily due to an increase of $7.1 million in non-residential loans. During the year ended December 31, 2012, non-residential and non-residential construction loans increased $9.3 million and multi-family real estate loans increased $627,000, while land loans decreased $980,000. The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these types of loans and increased commercial lending personnel. Management continues to focus on pursuing non-residential loan opportunities in order to further diversify the loan portfolio.

Commercial business loans were $12.6 million, or 5.7% of the total loan portfolio, at December 31, 2012, as compared to $12.6 million, or 6.0% of the total loan portfolio, at December 31, 2011. Consumer loans increased to $28.0 million, or 12.6% of the total loan portfolio, at December 31, 2012 as compared to $26.0 million, or 12.4% of the total loan portfolio, at December 31, 2011. The increase in consumer loans was primarily due to an increased focus on automobile lending.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential one- to four-family	$83,159	37.38%	$80,667	38.52%	$79,374	38.93%	$79,573	40.75%	$75,297	37.62%
Non-residential	54,969	24.71	47,900	22.87	43,734	21.45	37,905	19.41	32,295	16.14
Multi-family	21,784	9.79	21,157	10.10	20,851	10.23	14,625	7.49	11,255	5.62
Residential construction	4,327	1.94	4,618	2.20	3,680	1.80	5,489	2.81	13,059	6.52
Multi-family construction	—	—	16	0.01	—	—	624	0.32	3,865	1.93
Non-residential construction	4,306	1.93	2,078	0.99	1,499	0.74	2,709	1.39	11,390	5.69
Land	13,366	6.01	14,346	6.85	14,658	7.19	14,690	7.52	10,893	5.44

Total	181,911	81.76	170,782	81.54	163,796	80.34	155,615	79.69	158,054	78.96

Commercial business	12,591	5.66	12,616	6.02	12,766	6.26	12,001	6.15	14,565	7.28
Consumer:
Home equity loans and lines of credit	15,159	6.81	15,613	7.46	16,887	8.28	16,552	8.48	14,671	7.33
Auto loans	6,402	2.88	4,590	2.19	4,394	2.15	4,725	2.42	4,905	2.45
Loans secured by deposits	1,636	0.73	1,385	0.66	1,728	0.85	1,367	0.70	1,546	0.77
Consumer finance loans	2,459	1.11	2,124	1.02	1,992	0.98	1,970	1.01	2,600	1.30
Other	2,337	1.05	2,321	1.11	2,333	1.14	3,023	1.55	3,815	1.91

Total	27,993	12.58	26,033	12.44	27,334	13.40	27,637	14.16	27,537	13.76

Total loans	222,495	100%	209,431	100%	203,896	100%	195,253	100%	200,156	100.00%

Less: unearned interest and fees	(448)		(362)		(324)		(271)		(361)
Less: net deferred loan origination fees	(297)		(204)		(221)		(165)		(192)
Less: allowance for loan losses	(4,475)		(4,166)		(3,965)		(3,413)		(3,083)

Loans receivable, net	$217,275		$204,699		$199,386		$191,404		$196,520

Loan Maturity

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2012
(Dollars in thousands)	Residential Real Estate	Non-residential Real Estate (1)	Construction (2)	Land	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$2,256	$15,632	$6,086	$4,158	$5,952	$5,088	$39,172
More than one year through two years	4,497	6,930	243	2,525	343	3,085	17,623
More than two years through three years	4,516	6,320	241	585	982	4,597	17,241
More than three years through five years	16,635	34,314	921	3,745	3,942	4,738	64,295
More than five years through ten years	4,540	7,152	—	485	1,372	4,498	18,047
More than ten years through fifteen years	7,023	1,061	—	805	—	5,795	14,684
More than fifteen years	43,692	5,344	1,142	1,063	—	192	51,433

Total	$83,159	$76,753	$8,633	$13,366	$12,591	$27,993	$222,495

(1)	Includes multi-family real estate loans.
(2)	Includes residential real estate construction loans, non-residential real estate construction loans and multi-family real estate construction loans.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Residential real estate	$19,754	$61,149	$80,903
Non-residential real estate	21,312	39,809	61,121
Construction	1,622	925	2,547
Land	1,236	7,972	9,208
Commercial business	5,136	1,503	6,639
Consumer	10,494	12,411	22,905

Total	$59,554	$123,769	$183,323

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

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Total loans at beginning of period	$208,865	$203,351	$194,817

Loans originated:
Residential real estate	67,282	54,690	57,456
Non-residential real estate	13,939	16,142	18,990
Land	3,444	3,019	2,219
Construction	10,730	8,514	8,783
Commercial business	8,462	7,564	8,227
Consumer	18,839	16,338	18,398

Total loans originated	122,696	106,267	114,073

Loans purchased:
Residential real estate	—	238	38
Non-residential real estate	—	—	530
Construction	—	—	—
Commercial business	10	575	1,383
Consumer	—	—	—

Total loans purchased	10	813	1,951

Deduct:
Loan principal repayments	59,922	81,299	82,103
Loan sales	49,899	20,267	25,387

Total repayments and sales	109,821	101,566	107,490

Net loan activity	12,885	5,514	8,534

Total loans at end of period	$221,750	$208,865	$203,351

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2012, our participation interests totaled $7.0 million, most of which were secured by properties outside of our primary market area but within a 75-mile radius of it.

Securities

At December 31, 2012, our securities portfolio consisted of securities of U.S. government agencies and corporations, securities of various government-sponsored agencies and of state and municipal governments and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2012, we also held an investment in the common stock of the Federal Home Loan Bank of Cincinnati. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Cincinnati and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2012, $32.2 million of our securities portfolio was classified as available for sale. In addition, at December 31, 2012, we had $3.4 million of other investments, at cost, which consisted of Federal Home Loan Bank of Cincinnati common stock of $2.9 million and a limited partnership investment of $495,000.

Total securities decreased by $1.6 million, or 4.4%, for the year ended December 31, 2012 primarily as a result of $11.0 million in calls of agency securities and $2.9 million of principal repayments on mortgage-backed securities, partially offset by purchases of mortgage-backed, agency, SBA, and municipal securities of $6.6 million, $4.1 million, $1.0 million, and $446,000, respectively.

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

At December 31, 2012, we had no investments in securities of an issuer (except for investments in securities issued by the U.S. Government or by U.S. Government agencies and corporations), the aggregate book value of which exceeded 10% of our consolidated stockholders’ equity at that date.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2012		2011		2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies and corporations	$13,234	$13,351	$19,495	$19,733	$29,389	$29,339
States and political subdivisions	5,436	5,822	4,995	5,279	5,674	5,528
Mortgage-backed and related securities	12,605	12,977	8,864	9,269	6,269	6,671

Total securities available for sale and held to maturity	31,275	32,150	33,354	34,281	41,332	41,538

Federal Home Loan Bank of Cincinnati common stock	2,899	2,899	2,899	2,899	2,899	2,899
Tenth Street Fund III, L.P. investment	495	495	—	—	—	—

Total investments, at cost	3,394	3,394	2,899	2,899	2,899	2,899

Total	$34,669	$35,544	$36,253	$37,180	$44,231	$44,437

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Mortgage-backed and related securities:
Mortgage-backed and related securities, beginning of period (1)	$9,269	$6,671	$10,534

Purchases	6,650	4,900	—
Sales	—	—	—
Repayments and prepayments	(2,850)	(2,326)	(3,806)
Increase (decrease) in net unrealized gain	(92)	24	(57)

Net increase (decrease) in mortgage-backed securities	3,708	2,598	(3,863)

Mortgage-backed and related securities, end of period (1)	12,977	9,269	6,671

Investment securities:
Investment securities, beginning of period (1)	25,012	34,867	13,051

Purchases	5,537	8,619	24,115
Sales	—	(378)	—
Maturities	(11,102)	(18,471)	(2,231)
Increase (decrease) in net unrealized gain	(274)	375	(68)

Net increase (decrease) in investment securities	(5,839)	(9,855)	21,816

Investment securities, end of period (1)	$19,173	$25,012	$34,867

(1)	At fair value.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2012. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. government agencies and corporations	$5,280	1.85%	$6,618	1.63%	$1,447	1.77%	$6	1.78%	$13,351	1.73%
States and political subdivisions	465	4.00	968	3.31	1,878	3.53	2,511	4.08	5,822	3.77
Mortgage-backed and related securities	3,037	2.86	7,198	2.37	1,505	3.27	1,237	3.80	12,977	2.73
Federal Home Loan Bank of Cincinnati common stock	—	—	—	—	—	—	2,899	4.44	2,899	4.44
Tenth Street Fund III, L.P. investment	—	—	—	—	—	—	495	0.00	495	0.00

Total	$8,782	2.31%	$14,784	2.10%	$4,830	2.92%	$7,148	3.89%	$35,544	2.63%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2012 and December 31, 2011, the aggregate cash surrender value of these policies was $9.5 million and $9.2 million, respectively. The increase in bank owned life insurance was primarily due to the increase in cash value.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
Non-interest-bearing accounts	$15,640	$12,490	$10,808
Demand and NOW accounts	59,560	57,222	45,396
Money market accounts	49,720	49,009	49,761
Passbook savings accounts	17,423	14,328	12,633
Certificates of deposit	91,905	91,063	97,089

Total	$234,248	$224,112	$215,687

Non-interest-bearing accounts increased $3.1 million or 25.2% for the year ended December 31, 2012, and increased $1.7 million or 15.6% for the year ended December 31, 2011. The increase in non-interest-bearing accounts is primarily related to increases in free checking and commercial checking accounts as a result of marketing programs.

Demand deposit and NOW accounts increased $2.3 million or 4.1% for the year ended December 31, 2012, and increased $11.8 million or 26.1% for the year ended December 31, 2011. The increase in demand deposit and NOW accounts at December 31, 2012 is primarily due to an increase in senior checking accounts as a result of marketing programs and the popularity of the Bank’s senior travel program.

Money market accounts increased $711,000 or 1.5% for the year ended December 31, 2012, and decreased $752,000 or 1.5% for the year ended December 31, 2011. The primary reason for the increase in money market accounts for 2012 was customer’s placement of funds in liquid deposits due to the continued low interest rate environment.

Passbook savings accounts increased $3.1 million or 21.6% for the year ended December 31, 2012. The primary reason for the increase in passbook savings accounts was customer’s placement of funds in liquid deposits due to the continued low interest rate environment.

Certificates of deposit increased by $842,000 or 0.9% during the year ended December 31, 2012. The increase in certificates of deposit is primarily due to interest crediting to customer’s accounts as well as increased marketing efforts.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2012, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$7,822
Over three through six months	3,142
Over six through twelve months	3,886
Over twelve months	28,366

Total	$43,216

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
(Dollars in thousands)	2012	2011	2010
0.00 - 1.00%	$29,341	$26,174	$20,546
1.01 - 2.00%	13,013	6,098	12,501
2.01 - 3.00%	29,213	28,758	22,027
3.01 - 4.00%	18,064	18,298	20,004
4.01 - 5.00%	1,842	4,844	9,589
5.01 - 6.00%	356	6,816	12,347
6.01 - 7.00%	—	—	—
7.01 - 8.00%	—	—	—
8.01 - 9.00%	75	75	75

Total	$91,904	$91,063	$97,089

The following table sets forth the amount and maturities of time deposits at December 31, 2012.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 - 1.00%	$21,674	$3,683	$1,464	$2,520	$29,341	31.93%
1.01 - 2.00%	1,236	9,516	391	1,870	13,013	14.16
2.01 - 3.00%	8,988	1,670	6,851	11,704	29,213	31.79
3.01 - 4.00%	4,126	3,553	10,385	—	18,064	19.65
4.01 - 5.00%	1,565	277	—	—	1,842	2.00
5.01 - 6.00%	356	—	—	—	356	0.39
6.01 - 7.00%	—	—	—	—	—	—
7.01 - 8.00%	—	—	—	—	—	—
8.01 - 9.00%	—	—	—	75	75	0.08

Total	$37,945	$18,699	$19,091	$16,169	$91,904	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Beginning balance	$224,112	$215,687	$236,064
Increase (decrease) before interest credited	8,113	5,998	(23,242)
Interest credited	2,023	2,427	2,865
Net increase (decrease) in deposits	10,136	8,425	(20,377)

Ending balance	$234,248	$224,112	$215,687

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$3,089	$8,204	$10,315
Securities sold under agreements to repurchase	2,436	2,265	1,377
Average balance outstanding during period:
Federal Home Loan bank advances	$3,038	$7,714	$8,457
Securities sold under agreements to repurchase	1,888	1,868	2,140
Weighted average interest rate during period:
Federal Home Loan bank advances	4.32%	4.36%	4.32%
Securities sold under agreements to repurchase	0.10%	0.10%	0.19%
Balance outstanding at end of period:
Federal Home Loan bank advances	$3,000	$3,099	$8,214
Securities sold under agreements to repurchase	2,110	2,265	795
Weighted average interest rate at end of period:
Federal Home Loan bank advances	4.33%	4.31%	4.35%
Securities sold under agreements to repurchase	0.10%	0.10%	0.10%

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview. Net income increased $696,000, or 36.5%, to $2.6 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. Our primary source of income during each of the years ended December 31, 2012 and 2011 was net interest income, which increased from $11.3 million at December 31, 2011 to $11.8 million at December 31, 2012.

Net Interest Income. Net interest income increased by $528,000, or 4.7%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the extended low interest rate environment and the use of interest rate floors in many of our variable rate loans. Total interest income decreased by $172,000, or 1.2%, and loan interest income increased by $121,000, or 0.9%, during the year ended December 31, 2012, due primarily to an increase in outstanding balances. Total interest expense decreased by $700,000, or 21.0%, during the year ended December 31, 2012, while average interest-bearing liabilities increased $4.8 million, or 2.2%, due primarily to the repricing of deposits throughout the year to lower market interest rates.

Provision for Loan Losses. The provision for loan losses was $1.1 million for the year ended December 31, 2012, as compared to $2.0 million for the year ended December 31, 2011. The decrease in the provision was attributable to a decrease in net charge offs period over period as well as a decrease in substandard classified assets.

Non-performing loans increased $600,000 from $3.3 million at December 31, 2011 to $3.9 million at December 31, 2012. Non-performing residential mortgage loans increased $831,000, while non-performing construction and land and consumer loans decreased $193,000 and $38,000, respectively. The increase in non-performing mortgage loans was primarily due to a mortgage loan in the amount of $1.7 million being placed on nonaccrual status during the third quarter of 2012. The balance of non-performing loans at December 31, 2012, includes nonaccrual loans of $3.9 million. Residential mortgage loans of $10,000 were over 90 days past due but still accruing interest at December 31, 2012. The balance of nonaccrual loans at December 31, 2012 consists of $2.3 million in residential mortgage loans, $1.6 million in construction and land loans and $27,000 in consumer loans.

Net charge-offs were $771,000 for the year ended December 31, 2012, compared to $1.8 million for the year ended December 31, 2011. Charge-offs totaling $909,000 were recorded during the year ended December 31, 2012, in connection with residential mortgage loans ($664,000), commercial loans ($16,000), and consumer loans ($229,000).

The allowance for loan losses was $4.5 million at December 31, 2012. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

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

	Year Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits at other financial institutions	$20,420	$51	0.25%	$14,732	$40	0.27%	$21,591	$65	0.30%
Loans	211,183	13,418	6.35	201,425	13,297	6.60	195,525	13,166	6.73
Investment securities	24,578	662	2.70	35,672	992	2.78	27,658	881	3.19
Mortgage-backed and related securities	12,977	337	2.60	8,389	310	3.70	8,369	401	4.79
Other interest-earning assets	2,176	6	0.26	2,729	7	0.25	6,361	16	0.25

Total interest-earning assets	271,334	14,474	5.33	262,947	14,646	5.57	259,504	14,529	5.60

Non-interest-earning assets	20,394			20,978			19,886

Total assets	$291,728			$283,925			$279,390

Liabilities and equity:
Demand and NOW accounts	$62,974	$190	0.30%	$52,876	$227	0.43%	$46,322	$339	0.73%
Money market accounts	47,388	225	0.48	49,169	312	0.64	46,142	524	1.14
Passbook savings accounts	16,469	21	0.13	13,925	19	0.14	11,587	29	0.25
Certificates of deposit	91,539	2,069	2.26	92,940	2,441	2.63	102,349	3,099	3.03

Total interest-bearing deposits	218,370	2,505	1.15	208,910	2,999	1.44	206,400	3,991	1.93
Federal Home Loan Bank advances	3,038	131	4.32	7,715	337	4.36	8,457	365	4.32
Securities sold under agreements to repurchase	1,888	2	0.10	1,868	2	0.10	2,140	4	0.19

Total interest-bearing liabilities	223,296	2,638	1.18	218,493	3,338	1.53	216,997	4,360	2.01

Non-interest-bearing deposits	14,604			11,276			9,374
Other non-interest-bearing liabilities	4,063			4,011			3,637

Total liabilities	241,963			233,780			230,008
Total equity	49,765			50,145			49,382

Total liabilities and equity	$291,728			$283,925			$279,390

Net interest income		$11,836			$11,308			$10,169

Interest rate spread		4.15				4.04			3.59
Net interest margin		4.36				4.30			3.92
Average interest-earning assets to average interest-bearing liabilities		121.51%				120.35%			119.59%

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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at other financial institutions	$15	$(4)	$11	$(21)	$(4)	$(25)
Loans receivable	644	(523)	121	397	(266)	131
Investment securities	(308)	(22)	(330)	256	(145)	111
Mortgage-backed and related securities	170	(143)	27	(13)	(78)	(91)
Other interest-earning assets	(1)	—	(1)	(9)	—	(9)

Total interest-earning assets	520	(692)	(172)	610	(493)	117

Interest expense:
Deposits	(1)	(493)	(494)	(197)	(795)	(992)
Federal Home Loan Bank advances	(204)	(2)	(206)	(32)	4	(28)
Securities sold under agreement to repurchase	—	—	—	(0)	(2)	(2)

Total interest-bearing liabilities	(205)	(495)	(700)	(229)	(793)	(1,022)

Net increase in interest income	$725	$(197)	$528	$839	$300	$1,139

Non-interest Income. During the year ended December 31, 2012, total non-interest income increased $569,000, or 11.9%, as compared to the year ended December 31, 2011, primarily due to increases in fees related to the origination and servicing of mortgage loans on the secondary market, increases of debit card usage income, increased income from Valley Title Services, LLC, and increased consumer and commercial loan servicing and origination fees of $315,000, $222,000, $138,000, and $68,000, respectively. These increases were partially offset by a $109,000 decrease in income related to non-sufficient funds charges on deposit accounts and a $62,000 decrease in income related to investment sales commissions. All other non-interest income decreased $3,000, net.

Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increased volume is primarily a result of a decrease in market rates year over year. Income related to debit card usage increased primarily due to increased efforts to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the year ended December 31, 2012, as compared to 2011. Consumer and commercial loan origination and servicing fees increased primarily due to increased fee income on consumer loans generated by Southland Finance, Inc. The increase in consumer loan fees is attributable to increased volume of consumer loans year over year.

Income from investment sales commissions decreased primarily due to decreased sales of investment products resulting from lower market rates and market volatility. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges.

Non-interest Expense. Non-interest expense increased by $447,000, or 3.9%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The primary factors effecting the change were increases in expenses related to data processing, salary and employee benefits, occupancy and equipment, and advertising and other expenses of $220,000, $213,000, $51,000, and $15,000, respectively. These increases were partially offset by a $52,000 reduction in federal deposit insurance premiums. The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services. Salary and benefits expenses rose primarily because of an increase in the total number of employees. The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The reduction in federal deposit insurance premiums was due to a change in the calculation methodology of the premiums during the third quarter of 2011.

Income Tax Expense. Income tax expense for the year ended December 31, 2012, was $1.6 million compared to income tax expense for the year ended December 31, 2012 of $754,000. The increase in income tax expense was due primarily to the increase in taxable income year over year.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $2.6 and $2.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in total comprehensive income resulted from a $696,000 increase in net income and a $481,000 decrease in unrealized gains on securities available for sale, net of tax.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Residential real estate	$2,288	$1,447	$569	$1,377	$688
Non-residential real estate	—	—	273	410	2,882
Construction	1,555	1,748	974	—	270
Commercial business	—	—	38	36	280
Consumer	27	59	58	174	19

Total	3,870	3,254	1,912	1,997	4,139
Accruing loans past due 90 days or more:
Residential real estate	10	21	64	1	3
Non-residential real estate	—	—	54	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	18	24	9	15	30

Total	28	45	127	16	33
Total of non-accrual and 90 days or more past due loans	3,898	3,299	2,039	2,013	4,172

Real estate owned	509	526	1,087	779	230
Other non-performing assets	37	11	16	10	26

Total non-performing assets	4,444	3,836	3,142	2,802	4,428
Troubled debt restructurings	5,232 (1)	6,808 (1)	6,057 (1)	3,515 (1)	267 (1)

Troubled debt restructurings and total non-performing assets	$9,257	$9,974	$8,878	$6,317	$4,695

Total non-performing loans to total loans	1.76%	1.58%	1.00%	1.03%	2.08%
Total non-performing loans to total assets	1.34%	1.16%	0.73%	0.73%	1.66%
Total non-performing assets and troubled debt restructurings to total assets	3.17%	3.52%	3.19%	2.28%	1.87%

(1)	Troubled debt restructurings include $419,000, $670,000, $321,000, $112,000, and $20,000 in non-accrual loans at December 31, 2012, 2011, 2010, 2009, and 2008, respectively, which are also included in non-accrual loans at those respective dates.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2012, we had $5.2 million of these modified loans, which are also referred to as troubled debt restructurings, as compared to $6.8 million at December 31, 2011. The decrease in troubled debt restructurings during the year ended December 31, 2012 was primarily the result of a $907,000 payoff on a multifamily loan and a $421,000 principal reduction on a commercial secured loan. At December 31, 2012, $239,000 of the total $5.2 million of troubled debt restructurings was not current and $419,000 were on non-accrual status at December 31, 2012 and included in the non-accrual amounts in the table above. See Note 5 to the notes to the consolidated financial statements for additional information.

Interest income that would have been recorded for the year ended December 31, 2012, and the year ended December 31, 2011, had non-accruing loans and troubled debt restructurings been current according to their original terms, amounted to $94,000 and $142,000, respectively. Interest income of $366,000 and $471,000 related to non-accrual loans and troubled debt restructurings was included in interest income for the year ended December 31, 2012, and the year ended December 31, 2011, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2012	2011	2010
Special mention assets	$1,808	$1,690	$2,527
Substandard assets	11,879	13,715	10,556
Doubtful assets	—	—	—
Loss assets	—	—	275

Total classified assets	$13,687	$15,405	$13,358

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

	At December 31, 2012
	30-89 Days		90 Days or More
(Dollars n thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	4	$108	1	$10
Non-residential real estate	1	99	—	—
Construction	2	1,704	—	—
Commercial business	—	—	—	—
Consumer	39	183	4	18

Total	46	$2,094	5	$28

	At December 31,
	2011				2010
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	10	$753	1	$21	14	$689	1	$64
Non-residential real estate	1	163	—	—	2	132	1	54
Construction	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	1	7	—	—
Consumer	39	277	10	24	33	164	4	9

Total	50	$1,193	11	$45	50	$992	6	$127

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012			2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,349	30.14%	37.38%	$1,345	32.28%	38.65%
Non-residential real estate (1)	1,894	42.32	44.38	1,688	40.52	42.89
Commercial business	686	15.33	5.66	565	13.56	6.03
Consumer	545	12.19	12.58	541	12.99	12.43

Total	4,474	99.98	100.00%	4,139	99.35	100.00%

Unallocated	1	0.02		27	0.65

Total allowance for loan losses	$4,475	100.00%		$4,166	100.00%

	At December 31,
	2010			2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,064	26.83%	49.09%	$986	28.90%	52.11%	$906	29.39%	51.58%
Non-residential real estate (1)	2,033	51.27	39.67	1,279	37.47	36.18	1,221	39.61	34.89
Commercial business	524	13.22	6.27	605	17.73	6.16	545	17.69	7.30
Consumer	319	8.05	4.97	512	15.00	5.55	398	12.90	6.23

Total	3,940	99.37	100.00%	3,382	99.10	100.00%	3,070	99.59	100.00%

Unallocated	25	0.63		31	0.90		13	0.41

Total allowance for loan losses	$3,965	100.00%		$3,413	100.00%		$3,083	100.00%

(1)	Includes construction loans.

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of period	$4,166	$3,965	$3,413	$3,083	$2,536

Provision for loan losses	1,080	1,980	1,711	1,024	761

Charge offs:
Residential real estate	664	123	545	60	30
Non-residential real estate	—	244	198	196	—
Construction	—	912	—	—	31
Commercial business	16	278	119	228	5
Consumer	229	325	411	274	258

Total charge-offs	909	1,882	1,273	758	324

Recoveries:
Residential real estate	12	26	1	20	2
Non-residential real estate	—	13	34	—	—
Construction	72	—	—	—	—
Commercial business	10	4	—	1	—
Consumer	44	60	79	43	108

Total recoveries	138	103	114	64	110

Net charge-offs (recoveries)	771	1,779	1,159	694	214

Allowance for loan losses at end of period	$4,475	$4,166	$3,965	$3,413	$3,083

Allowance for loan losses to non-performing loans	114.80%	126.28%	194.46%	169.54%	73.87%
Allowance for loan losses to total loans outstanding at the end of the period	2.02%	1.99%	1.94%	1.75%	1.52%
Net charge-offs (recoveries) to average loans outstanding during the period	0.34%	0.86%	0.59%	0.36%	0.12%

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

At December 31, 2012, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $20.3 million. Securities classified as available-for-sale, amounting to $32.2 million and interest-bearing deposits in banks of $249,000 at December 31, 2012, provide additional sources of liquidity. In addition, at December 31, 2012, the Bank had the ability to borrow a total of approximately $30.4 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2012, the Bank had $3.0 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

At December 31, 2012, the Bank had $24.7 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2012 totaled $37.9 million, or 41.3% of certificates of deposit. The Bank believes that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or before December 31, 2013. The Bank believes, however, based on past experience that a significant portion of those certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires its own funds to pay any dividends to its shareholders and to pay any repurchases of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2012, the Company (on an unconsolidated basis) had liquid assets of $5.6 million.

The following tables present certain of our contractual obligations as of December 31, 2012.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Deferred director fee arrangements	$605	$68	$181	$181	$175
Deferred compensation arrangements	1,438	38	76	151	1,173
Operating lease obligations	809	222	543	44	—
Federal Home Loan Bank advances	3,000	3,000	—	—	—
Total	$5,852	$3,328	$800	$376	$1,348

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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Investing activities:
Loan purchases	$10	$813	$1,951
Loan originations	122,696	106,267	114,073
Loan principal repayments	59,922	81,299	82,103
Loan sales	49,899	20,267	25,387
Proceeds from calls, maturities and principal repayments of investment securities	11,102	18,471	2,231
Proceeds from calls, maturities and principal repayments of mortgage-backed and related securities	2,850	2,326	3,806
Proceeds from sales of investment securities available- for-sale	—	378	—
Proceeds from sales of mortgage-backed and related securities available-for-sale	—	—	—
Purchases of investment securities	5,537	8,619	24,115
Purchases of mortgage-backed and related securities	6,650	4,900	—
Financing activities:
Increase (decrease) in deposits	$10,136	$8,425	$(20,377)
Increase (decrease) in Federal Home Loan Bank advances	(99)	(5,115)	(2,110)
Increase (decrease) in securities sold under agreements to repurchase	(155)	1,470	(105)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business —Regulation and Supervision — Regulation of Federal Savings Associations—Capital Requirements” and note 10 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

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

For the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Executive Officers

The executive officers of the Company and the Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of the Company and the Bank are:

Name	Position

Jeffrey L. Cunningham	President and Chief Executive Officer of both Athens Bancshares Corporation and Athens Federal Community Bank

Michael R. Hutsell	Treasurer and Chief Financial Officer of Athens Bancshares Corporation; and Vice President, Chief Operating Officer and Chief Financial Officer of Athens Federal Community Bank

Jay Leggett, Jr.	City President—Cleveland, of Athens Federal Community Bank

Ross A. Millsaps	Vice President and Chief Credit Officer of Athens Federal Community Bank

Below is information regarding our other executive officers who are not also directors. Each individual has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2012.

Michael R. Hutsell is Treasurer and Chief Financial Officer of the Company and Vice President, Chief Operating Officer and Chief Financial Officer of the Bank. Mr. Hutsell joined the Bank in August 1998. Age 46.

Jay Leggett, Jr. has served as City President of the Bank’s Cleveland Division since March 2006. From November 2003 to March 2006, Mr. Leggett was Senior Vice President of Lending for Bradley and Hamilton Counties, Tennessee at First Citizens Bank. Age 48.

Ross A. Millsaps has served as Vice President and Chief Credit Officer of the Bank since April 2006. Before that time, Mr. Millsaps was a bank regulatory examiner with the Office of Thrift Supervision. Age 46.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.athensfederal.com.

Item 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	236,062	$11.50	41,663
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	236,062	$11.50	41,663

The Company does not maintain any equity compensation plans that have not been approved by its security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	2010 Equity Incentive Plan (6)

21.0	Subsidiaries

23.0	Consent of Hazlett, Lewis & Bieter, PLLC

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Athens Bancshares Corporation

Athens, Tennessee

We have audited the accompanying consolidated balance sheets of Athens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athens Bancshares Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee

March 14, 2013

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks	$16,236,135	$14,311,461
Federal funds sold	—	2,250,000
Interest-bearing deposits in banks	4,015,977	7,015,976

Total cash and cash equivalents	20,252,112	23,577,437
Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	32,150,108	34,281,465
Investments, at cost	3,393,800	2,898,800
Loans, net of allowance for loan losses of $4,475,302 and $4,166,468 at December 31, 2012 and December 31, 2011, respectively	217,274,617	204,698,612
Premises and equipment, net	4,604,882	4,594,538
Accrued interest receivable	914,361	967,362
Cash surrender value of bank owned life insurance	9,512,171	9,223,847
Foreclosed real estate	508,529	525,873
Other assets	2,772,917	2,699,268

Total assets	$291,632,497	$283,716,202

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$15,640,110	$12,490,243
Interest-bearing	218,607,993	211,621,966

Total deposits	234,248,103	224,112,209
Accrued interest payable	158,299	170,415
Securities sold under agreements to repurchase	2,109,541	2,265,008
Federal Home Loan Bank advances	3,000,000	3,099,119
Accrued expenses and other liabilities	4,112,150	3,519,138

Total liabilities	243,628,093	233,165,889

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,358,568 outstanding at December 31, 2012 and 2,686,060 outstanding at December 31, 2011	23,586	26,860
Additional paid-in capital	22,774,875	25,745,943
Common stock acquired by benefit plans:
Restricted stock	(878,732)	(1,094,967)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,777,440)	(1,925,560)
Retained earnings	27,319,933	27,222,837
Accumulated other comprehensive income	542,182	575,200

Total stockholders’ equity	48,004,404	50,550,313

Total liabilities and stockholders’ equity	$291,632,497	$283,716,202

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012 and 2011

	2012	2011
Interest and dividend income:
Loans, including fees	$13,418,112	$13,297,119
Dividends	146,700	129,950
Securities and interest-bearing deposits in other banks	909,541	1,219,162

Total interest income	14,474,353	14,646,231

Interest expense:
Deposits	2,504,873	2,999,546
Federal funds purchased and securities sold under agreements to repurchase	1,878	1,841
Federal Home Loan Bank advances	131,220	336,584

Total interest expense	2,637,971	3,337,971

Net interest income	11,836,382	11,308,260
Provision for loan losses	1,080,277	1,980,110

Net interest income after provision for loan losses	10,756,105	9,328,150

Noninterest income:
Customer service fees	2,036,032	1,930,728
Other charges and fees	1,776,849	1,604,412
Investment sales commissions	387,347	449,726
Increase in cash surrender value of life insurance	339,310	346,587
Other noninterest income	787,029	426,633

Total noninterest income	5,326,567	4,758,086

Noninterest expenses:
Salaries and employee benefits	6,913,896	6,701,372
Occupancy and equipment	1,409,960	1,358,541
Federal deposit insurance premiums	153,327	205,880
Data processing	907,661	687,519
Advertising	180,160	188,064
Other operating expenses	2,305,741	2,283,112

Total noninterest expenses	11,870,745	11,424,488

Income before income taxes	4,211,927	2,661,748
Income tax expense	1,608,652	753,976

Net income	$2,603,275	$1,907,772

Earnings per common share:
Basic	$1.12	$0.75
Diluted	$1.09	$0.75
Dividends per common share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012 and 2011

	2012	2011
Net income	$2,603,275	$1,907,772
Other comprehensive (loss) income, before tax:
Unrealized holding (losses) gains on securities available for sale	(53,254)	724,577
Reclassification adjustment for gains included in net income	—	(1,633)

Other comprehensive (loss) income, before tax	(53,254)	722,944
Income tax benefit (expense) related to other comprehensive income items	20,236	(274,718)

Other comprehensive (loss) income, net of tax	(33,018)	448,226

Comprehensive income	$2,570,257	$2,355,998

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012 and 2011

				Common	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Acquired By	Comprehensive
	Stock	Capital	Earnings	Benefit Plans	Income	Total
Balance, December 31, 2010	$27,773	$26,494,832	$26,086,719	$(3,159,103)	$126,974	$49,577,195
Net income	—	—	1,907,772	—	—	1,907,772
Change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	448,226	448,226
Dividends—$0.20 per share	—	—	(510,756)	—	—	(510,756)
Purchase and release of restricted stock plan shares	—	(216,236)	—	(9,544)	—	(225,780)
Shares released by ESOP trust	—	42,362	—	148,120	—	190,482
Stock compensation expense	—	294,937	—	—	—	294,937
Purchase of Company common stock	(913)	(869,952)	(260,898)	—	—	(1,131,763)

Balance, December 31, 2011	26,860	25,745,943	27,222,837	(3,020,527)	575,200	50,550,313
Net income	—	—	2,603,275	—	—	2,603,275
Change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(33,018)	(33,018)
Dividends—$0.20 per share	—	—	(473,169)	—	—	(473,169)
Release of restricted stock plan shares	—	(216,236)	—	216,236	—	—
Shares released by ESOP trust	—	74,505	—	148,119	—	222,624
Stock compensation expense	—	294,937	—	—	—	294,937
Purchase of Company common stock	(3,274)	(3,124,274)	(2,033,010)	—	—	(5,160,558)

Balance, December 31, 2012	$23,586	$22,774,875	$27,319,933	$(2,656,172)	$542,182	$48,004,404

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,603,275	$1,907,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	476,818	491,883
Amortization of securities and other assets	385,867	412,594
Provision for loan losses	1,080,277	1,980,110
Deferred income taxes	(102,768)	(134,079)
Other gains and losses, net	(91,092)	(96,811)
Stock based compensation expense	517,561	485,419
Net change in:
Cash surrender value of life insurance	(288,324)	(299,727)
Loans held for sale	(180,828)	(796,870)
Accrued interest receivable	53,001	143,681
Accrued interest payable	(12,116)	(54,475)
Prepaid FDIC assessment	144,013	208,178
Other assets and liabilities	425,022	156,159

Net cash provided by operating activities	5,010,706	4,403,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing time deposits in banks	—	498,000
Securities available for sale:
Purchases	(12,186,716)	(13,519,066)
Maturities, prepayments and calls	13,952,286	20,796,448
Sales	—	378,100
Investments, at cost
Purchases	(495,000)	—
Securities held to maturity:
Principal repayments received	—	25
Loan originations and principal collections, net	(14,340,075)	(7,070,601)
Purchases of premises and equipment	(503,940)	(384,761)
Proceeds from sales of foreclosed real estate	989,833	1,247,059

Net cash (used in) provided by investing activities	(12,583,612)	1,945,204

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,135,894	8,424,865
Net (decrease) increase in securities sold under agreements to repurchase	(155,467)	1,470,276
Repayment of Federal Home Loan Bank advances	(99,119)	(5,114,742)
Purchase of Company common stock	(5,160,558)	(1,131,763)
Dividends paid	(473,169)	(510,756)
Stock purchased by restricted stock trust	—	(225,780)

Net cash provided by financing activities	4,247,581	2,912,100

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,325,325)	9,261,138
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,577,437	14,316,299

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,252,112	$23,577,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,650,087	$3,392,446
Income taxes paid	1,671,461	1,157,214

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$888,984	$611,353

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Nature of operations

The Company is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Athens Federal Community Bank (the “Bank”). The Bank provides a variety of financial services to individuals and corporate customers through its seven branches located in Athens, Sweetwater, Etowah, Madisonville, and Cleveland, Tennessee. The Bank’s primary deposit products include checking, savings, certificates of deposit, and IRA accounts. Its primary lending products are one-to-four family residential, commercial real estate, and consumer loans. Southland Finance, Inc. (“Southland”) is a consumer finance company with one branch located in Athens, Tennessee. Ti-Serv, Inc. (“Ti-Serv”) maintains the Bank’s investment in Valley Title Services, LLC (“Valley Title”). Southland and Ti-Serv are wholly-owned subsidiaries of the Bank. Valley Title is a wholly-owned subsidiary of Ti-Serv.

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

December 31, 2012 and 2011

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

Securities

Debt securities are classified as held to maturity when the Company has the intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage and commercial real estate loans located primarily in the East Tennessee area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

December 31, 2012 and 2011

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

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located in East Tennessee. The types of securities that the Company invests in are included in Note 3. The types of lending the Company engages in are included in Note 5. The Company does not have any significant lending concentrations to any one customer or industry.

The Bank has one deposit relationship that approximates 6.0% and 6.2% of total deposits at December 31, 2012 and 2011, respectively.

Commercial real estate, including commercial construction loans, represents 36.43 percent of the loan portfolio at December 31, 2012, and 33.97 percent of the loan portfolio at December 31, 2011.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Cash surrender value of bank owned life insurance

The Company maintains life insurance policies (“BOLI”) on certain key executives and directors to help offset the rising cost of employee benefits and to assist in the funding of deferred compensation and other employee benefits. BOLI is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2012 and 2011, the aggregate cash surrender value of these policies was $9,512,171 and $9,223,847, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Income taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense—current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Company’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2009.

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

Variable interest entities

An entity is referred to as a variable interest entity (“VIE”) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2012, the Company was not involved with any entity that is deemed to be a VIE.

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase identical securities the next day.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Segment reporting

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the operations of the Bank and its subsidiaries, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Southland and Ti-Serv, Inc. for the years ended December 31, 2012 and 2011, were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

The Company originates fixed-rate mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. The Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. The Company has been notified by FHLMC that two loans previously sold to them may not have qualified under their terms of purchase, and the Company may be required to repurchase these loans in the future. At December 31, 2012, the aggregate outstanding balance of loans subject to this recourse obligation was approximately $29,000. No loans were required to be repurchased for the year ended December 31, 2012. For the year ended December 31, 2011, the Company was required to repurchase one loan in the amount of $237,730. Any realized gain or loss associated with the repurchase was not significant. Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not significant to the consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Recent accounting pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. Adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements or operations.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under ASC Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements or operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities has been applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. All applicable requirements have been applied within the consolidated financial statements.

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

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2. Cash and Cash Equivalents

Restrictions on cash and due from banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances amounted to $941,000 and $350,000, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 3. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2012 and December 31, 2011, are as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$13,233,968	$117,177	$—	$13,351,145
Mortgage-backed and related securities (1)	12,605,316	371,395	(6)	12,976,705
State and municipal securities	5,436,337	394,395	(8,474)	5,822,258

	$31,275,621	$882,967	$(8,480)	$32,150,108

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$19,495,082	$237,896	$—	$19,732,978
Mortgage-backed and related securities (1)	8,863,892	405,581	(58)	9,269,415
State and municipal securities	4,994,750	284,322	—	5,279,072

	$33,353,724	$927,799	$(58)	$34,281,465

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of December 31, 2012 and 2011, the Company did not have any securities classified as held-to-maturity.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 3. Securities (Continued)

The amortized cost and estimated fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,708,214	$5,744,894
Due after one year through five years	7,465,814	7,586,142
Due five years to ten years	3,177,992	3,325,204
Due after ten years	2,318,285	2,517,163
Mortgage-backed securities	12,605,316	12,976,705

Total	$31,275,621	$32,150,108

The Company had no realized gains or losses for the year ended December 31, 2012, and recognized $1,633 in realized gains for the year ended December 31, 2011.

The Company has pledged securities with carrying values of approximately $20,281,000 and $18,685,000 (which approximates market values) to secure deposits of public and private funds as of December 31, 2012 and December 31, 2011, respectively.

Securities with gross unrealized losses at December 31, 2012 and 2011, are not significant.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2012.

Note 4. Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at December 31, 2012 and 2011, consist of:

	December 31,	December 31,
	2012	2011
Federal Home Loan Bank of Cincinnati common stock	$2,898,800	$2,898,800
Tenth Street Fund III, L.P. investment	495,000	—

	$3,393,800	$2,898,800

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 4. Investments, at Cost (Continued)

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

While the Federal Home Loan Banks have been negatively impacted by current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2012 and 2011, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2012 or 2011.

Note 5. Loans and Allowance for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at December 31, 2012 and 2011.

	2012	2011
Mortgage loans on real estate:
Residential 1-4 family	$83,159,454	$80,667,349
Residential multifamily (5 or more units)	21,783,855	21,157,262
Commercial	54,969,090	47,899,766
Construction and land	21,998,286	21,057,612

	181,910,685	170,781,989
Commercial loans	12,591,324	12,616,219
Consumer and equity lines of credit	27,992,762	26,032,584

Total loans	222,494,771	209,430,792
Less: Allowance for loan losses	(4,475,302)	(4,166,468)
Unearned interest and fees	(447,656)	(361,943)
Net deferred loan origination fees	(297,196)	(203,769)

Loans, net	$217,274,617	$204,698,612

Activity in the allowance for loan losses for 2012 and 2011 are as follows:

	Years Ended December 31,
	2012	2011
Beginning balance	$4,166,468	$3,965,395
Provision for loan losses	1,080,277	1,980,110
Loans charged-off	(908,963)	(1,882,012)
Recoveries	137,520	102,975

Ending balance	$4,475,302	$4,166,468

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

December 31, 2012 and 2011

Note 5. Loans and Allowance for Loan Losses (Continued)

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	December 31, 2012
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total
Specified reserves- impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$—	$1,721,786
General reserves	231,445	608,979	965,336	457,514	489,382	860	2,753,516

Total reserves	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Loans individually evaluated for impairment	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$—	$11,878,857
Loans collectively evaluated for impairment	10,721,058	76,831,621	75,331,777	20,019,891	27,711,567	—	210,615,914

Total	$12,591,324	$83,159,454	$76,752,945	$21,998,286	$27,992,762	$—	$222,494,771

	December 31, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total
Specified reserves- impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$—	$1,670,112
General reserves	223,593	698,839	860,608	351,946	333,724	27,646	2,496,356

Total reserves	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468

Loans individually evaluated for impairment	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$—	$13,714,709
Loans collectively evaluated for impairment	10,279,403	74,595,621	66,551,023	18,931,371	25,358,665	—	195,716,083

Total	$12,616,219	$80,667,349	$69,057,028	$21,057,612	$26,032,584	$—	$209,430,792

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5. Loans and Allowance for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2010 to December 31, 2012 by class of loan:

			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Unallocated	Total
Balance, December 31, 2010	$523,990	$1,064,214	$1,299,618	$733,446	$319,271	$24,856	$3,965,395
Provision for loan losses	314,740	377,348	(62,616)	860,204	487,644	2,790	1,980,110
Loans charged-off	(278,227)	(122,729)	(244,051)	(911,779)	(325,226)	—	(1,882,012)
Recoveries	4,350	25,771	13,085	—	59,769	—	102,975

Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468
Provision for loan losses	127,298	656,567	68,959	64,938	189,301	(26,786)	1,080,277
Loans charged-off	(16,034)	(663,729)	—	—	(229,200)	—	(908,963)
Recoveries	9,948	11,480	—	72,175	43,917	—	137,520

Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

The following tables present loans individually evaluated for impairment by class of loans as of the following:

	December 31, 2012
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total
Loans individually evaluated for impairment:
Without a valuation allowance	$34,885	$2,112,736	$1,061,923	$768,424	$73,927	$4,051,895
With a valuation allowance	1,835,381	4,215,097	359,245	1,209,971	207,268	7,826,962

Recorded investment in impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$11,878,857

Unpaid principal balance of impaired loans	$1,910,113	$6,719,860	$1,421,168	$2,817,998	$281,865	$13,151,004

Valuation allowance related to impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$1,721,786

Average investment in impaired loans	$2,254,699	$5,750,530	$2,117,175	$2,031,800	$506,201	$12,660,405

Interest income recognized on impaired loans	$114,732	$333,710	$104,273	$29,077	$35,663	$617,455

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5. Loans and Allowance for Loan Losses (Continued)

	December 31, 2011
			Commercial
			Real Estate
		Residential	and Multi-	Construction	Consumer
	Commercial	1-4 Family	Family	and Land	and Other	Total
Loans individually evaluated for impairment:
Without a valuation allowance	$39,885	$1,551,007	$1,231,377	$882,676	$164,487	$3,869,432
With a valuation allowance	2,296,931	4,520,721	1,274,628	1,243,565	509,432	9,845,277

Recorded investment in impaired loans	$2,336,816	$6,071,728	$2,506,005	$2,126,241	$673,919	$13,714,709

Unpaid principal balance of impaired loans	$2,376,663	$6,077,465	$2,506,005	$3,038,019	$674,430	$14,672,582

Valuation allowance related to impaired loans	$341,260	$645,765	$145,428	$329,925	$207,734	$1,670,112

Average investment in impaired loans	$2,524,644	$5,020,554	$2,555,300	$2,321,965	$630,489	$13,052,952

Interest income recognized on impaired loans	$123,830	$226,249	$104,298	$36,048	$22,997	$513,422

The following tables present an aged analysis of past due loans as of the following:

	December 31, 2012
		Greater Than				Recorded
		90 Days				Investment≥
		Past Due				90 Days
	30-89 Days	and Non-	Total			And
	Past Due	Accrual	Past Due	Current Loans	Total Loans	Accruing
Residential 1-4 family	$107,603	$2,298,290	$2,405,893	$80,753,561	$83,159,454	$10,237
Commercial real estate and multifamily	99,229	—	99,229	76,653,716	76,752,945	—
Construction and land	1,704,110	1,555,346	3,259,456	18,738,830	21,998,286	—
Commercial	—	—	—	12,591,324	12,591,324	—
Consumer and other	183,383	44,962	228,345	27,764,417	27,992,762	18,160

Total	$2,094,325	$3,898,598	$5,992,923	$216,501,848	$222,494,771	$28,397

	December 31, 2011
		Greater Than				Recorded
		90 Days				Investment≥
		Past Due				90 Days
	30-89 Days	and Non-	Total			and
	Past Due	Accrual	Past Due	Current Loans	Total Loans	Accruing
Residential 1-4 family	$752,680	$1,467,682	$2,220,362	$78,446,987	$80,667,349	$20,988
Commercial real estate and multifamily	163,457	—	163,457	68,893,571	69,057,028	—
Construction and land	—	1,748,523	1,748,523	19,309,089	21,057,612	—
Commercial	—	—	—	12,616,219	12,616,219	—
Consumer and other	276,747	82,647	359,394	25,673,190	26,032,584	23,765

Total	$1,192,884	$3,298,852	$4,491,736	$204,939,056	$209,430,792	$44,753

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5. Loans and Allowance for Loan Losses (Continued)

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of the following:

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$75,378,535	$1,453,086	$6,327,833	$—	$—	$83,159,454
Commercial real estate and multifamily	75,200,270	131,507	1,421,168	—	—	76,752,945
Construction and land	19,962,200	57,691	1,978,395	—	—	21,998,286
Commercial	10,721,058	—	1,870,266	—	—	12,591,324
Consumer and other	27,546,270	165,297	281,195	—	—	27,992,762

Total	$208,808,333	$1,807,581	$11,878,857	$—	$—	$222,494,771

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$73,574,439	$1,021,182	$6,071,728	$—	$—	$80,667,349
Commercial real estate and multifamily	66,167,335	383,688	2,506,005	—	—	69,057,028
Construction and land	18,866,263	65,108	2,126,241	—	—	21,057,612
Commercial	10,274,603	4,800	2,336,816	—	—	12,616,219
Consumer and other	25,143,601	215,064	673,919	—	—	26,032,584

Total	$194,026,241	$1,689,842	$13,714,709	$—	$—	$209,430,792

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5. Loans and Allowance for Loan Losses (Continued)

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

The following presents information related to loans modified as a TDR as of the following:

	Year Ended December 31, 2012
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
Residential 1-4 family	3	$263,937	$263,937
Commercial real estate and multifamily	1	99,687	99,687
Construction and land	2	29,629	29,629
Commercial	—	—	—
Consumer and other	12	77,614	77,614

	18	$470,867	$470,867

	Year Ended December 31, 2011
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
Residential 1-4 family	6	$648,556	$648,556
Commercial real estate and multifamily	—	—	—
Construction and land	3	996,914	996,914
Commercial	—	—	—
Consumer and other	21	219,164	219,164

	30	$1,864,634	$1,864,634

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 5. Loans and Allowance for Loan Losses (Continued)

The following tables set forth loans modified in a TDR for the years ended December 31 2012 and 2011, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the same respective year:

	Year Ended December 31, 2012
	Number of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	2	$219,225
Commercial real estate and multifamily	—	—
Construction and land	1	5,433
Commercial	—	—
Consumer and other	3	9,693

	6	$234,351

	Year Ended December 31, 2011
	Number of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	1	$41,736
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	7,716

	3	$49,452

Note 6. Premises and Equipment

A summary of the Company’s premises and equipment is as follows:

	December 31,
	2012	2011
Land	$1,101,580	$1,075,880
Buildings	5,601,140	5,505,834
Leasehold improvements	106,525	92,127
Equipment	5,153,036	5,000,705
Automobiles	17,348	22,494

	11,979,629	11,697,040
Less accumulated depreciation	(7,374,747)	(7,102,502)

	$4,604,882	$4,594,538

Depreciation expense amounted to $476,818 and $491,883 for the years ended December 31, 2012 and 2011, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more were $43,216,075 and $39,934,905 at December 31, 2012 and 2011, respectively. Deposit accounts are federally insured up to $250,000 per depositor.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2013	$37,945,756
2014	18,699,096
2015	19,090,512
2016	9,557,031
2017	6,611,994

$91,904,389

Deposit interest expense for the years ended December 31, 2012 and 2011, is as follows:

	December 31,
	2012	2011
Demand deposit and NOW accounts	$190,328	$226,469
Money market accounts	225,301	312,428
Savings accounts	20,598	19,467
IRA accounts	615,508	853,980
Certificates of deposit	1,453,138	1,587,202

	$2,504,873	$2,999,546

Note 8. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase averaged approximately $1,890,000 and $1,920,000 for the years ended December 31, 2012 and 2011, respectively.

Note 9. Federal Home Loan Bank Advances

The schedule of advances from the Federal Home Loan Bank at December 31, 2012 and 2011, is as follows:

Date of Advance	Interest Rate	Final Maturity Date	2012	2011
September 6, 2002	3.93%	October 1, 2012	$—	$99,119
July 11, 2008	4.37%	July 11, 2013	1,500,000	1,500,000
July 31, 2008	4.28%	September 6, 2013	1,500,000	1,500,000

			$3,000,000	$3,099,119

Pursuant to collateral agreements with the FHLB, the advances and letters of credit described below are secured by the Bank’s FHLB stock and qualifying first mortgage loans, totaling approximately $21,031,000 and $21,460,000 as of December 31, 2012 and 2011, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 9. Federal Home Loan Bank Advances (Continued)

The Bank also has a Standby Letter of Credit for Public Unit Deposit Collateralization Line with the FHLB which provides an alternative for the Bank instead of pledging securities to public depositors up to a maximum credit line of approximately $18,000,000. This line of credit is also secured by the same collateral described above. The FHLB issues irrevocable letters of credit on behalf of the Bank to certain public entities which are depositors of the Bank. Letters of credit outstanding as of December 31, 2012 and 2011, were $11,750,000 and $11,750,000, respectively.

All FHLB advances are set to mature in 2013.

Note 10. Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, which historically had been the Office of Thrift Supervision (OTS). Under the Dodd-Frank Act of 2010, the OTS was eliminated and responsibility for the supervision and regulation of the Bank was transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and December 31, 2011, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 10. Minimum Regulatory Capital Requirements (Continued)

The Bank’s actual capital amounts and ratios are presented in the following tables. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital
(to risk-weighted assets)	$41,490	21.33%	$15,559	8.00%	$19,449	10.00%
Tier I capital
(to risk-weighted assets)	39,034	20.07%	7,780	4.00%	11,669	6.00%
Tier I capital
(to adjusted total assets)	39,034	13.43%	11,625	4.00%	14,531	5.00%
Tangible capital
(to adjusted total assets)	39,034	13.43%	4,359	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital
(to risk-weighted assets)	$42,287	21.96%	$15,408	8.00%	$19,260	10.00%
Tier I capital
(to risk-weighted assets)	39,858	20.69%	7,704	4.00%	11,556	6.00%
Tier I capital
(to adjusted total assets)	39,858	14.13%	11,284	4.00%	14,105	5.00%
Tangible capital
(to adjusted total assets)	39,858	14.13%	4,231	1.50%	N/A	N/A

Note 11. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$918,500	$841,541
Deferred compensation	887,302	789,676
Executive benefit plan	117,940	132,254
Other	448,957	492,641

	2,372,699	2,256,112

Deferred tax liabilities:
FHLB stock dividends	375,510	375,510
Depreciable assets	288,582	294,138
Other	643,168	644,029

	1,307,260	1,313,677

Net deferred tax assets	$1,065,439	$942,435

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 11. Income Taxes (Continued)

The provision for income taxes charged to income for the years ended December 31, 2012 and 2011, consists of the following:

	Years Ended December 31,
	2012	2011
Current tax expense	$1,711,420	$888,055
Deferred benefit	(102,768)	(134,079)

Provision for income taxes	$1,608,652	$753,976

The income tax provision is less than the expected tax provision computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	Years Ended December 31,
	2012	%	2011	%
Expected tax at statutory rates	$1,432,000	34.00%	$905,000	34.00%
Tax-exempt earnings on life insurance policies	(129,922)	(3.09)	(132,700)	(4.99)
Tax-exempt interest	(75,018)	(1.78)	(79,049)	(2.97)
State income taxes, net of federal income tax benefit	180,691	4.29	114,200	4.29
Other	200,901	4.77	(53,475)	(2.00)

Provision for income taxes	$1,608,652	38.19%	$753,976	28.33%

Note 12. Employee Benefits

401(k) Plan

The Bank has adopted a 401(k) plan covering substantially all employees. Employees are allowed to contribute up to 75% of earnings and, in addition, the Bank will match a portion of the employees’ contributions. The expenses incurred by the Bank for the plan totaled $156,332 and $247,568 for the years ended December 31, 2012 and 2011, respectively.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 12. Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

Under terms of the 2010 Plan, the Company is authorized to issue up to 277,725 stock options and up to 111,090 shares of restricted stock.

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended December 31, 2012 and 2011, the Company recorded stock compensation expense of $54,151 and $54,151, respectively. At December 31, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $149,000.

A summary of the activity in the 2010 Plan as of December 31, 2012 and 2011, is presented in the following table:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Average Exercise Price
Outstanding at beginning of year	236,062	$11.50		236,062	$11.50
Granted	—	N/A		—	N/A
Exercised	—	N/A		—	N/A
Forfeited	—	N/A		—	N/A

Outstanding at end of year	236,062	11.50	$1,182,671	236,062	11.50

Options exercisable at year-end	94,425	$11.50	473,069	47,212	$11.50

Weighted-average fair value of options granted during the year	$—			$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 12. Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	236,062	$11.50	8.00	94,425	$11.50

Information pertaining to non-vested options for the year ended December 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2011	188,850	$1.27
Granted	—	—
Vested	(47,213)	1.27
Forfeited	—	—

Non-vested options, December 31, 2012	141,637	$1.27

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

On December 19, 2012 the Company awarded 16,664 shares of restricted stock to its officers and employees pursuant to the terms of the 2010 Plan. The closing price on the date of the grants issued on December 19, 2012 was $16.65.

For the years ended December 31, 2012 and 2011, the Company recognized $240,786 and $240,786, respectively, in compensation expense attributable to shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 12. Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the year ended December 31, 2012, is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at January 1, 2012	94,426	$12.75
Shares awarded	16,664	16.65
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at December 31, 2012	92,205	$13.45

Employee Stock Ownership Plan

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

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense for the years ended December 31, 2012 and 2011, respectively was $222,624 and $190,482.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 12. Employee Benefits (Continued)

Employee Stock Ownership Plan (Continued)

A detail of ESOP shares as of December 31, 2012 and 2011, is as follows:

	2012	2011
Allocated shares	44,436	29,624
Unallocated shares	177,744	192,556

Total ESOP shares	222,180	222,180

Fair value of unreleased shares	$2,934,553	$2,310,672

Executive Benefit Plans

The Company has employment agreements with three of its executive officers for post-retirement compensation and other related benefits. As of December 31, 2012 and 2011, the net present value liability of these benefits was approximately $1,141,000 and $845,000, respectively. The expenses incurred by the Company for these executive benefits totaled $295,414 and $277,284 for the years ended December 31, 2012 and 2011, respectively.

The Bank has an agreement with its former president that resulted in a net present value liability of $308,017 and $345,402 at December 31, 2012 and 2011, respectively. The expenses incurred by the Bank for such benefits were $19,645 and $21,813 for the years ended December 31, 2012 and 2011, respectively.

Note 13. Deferred Compensation

The Bank has established deferred compensation plans for the benefit of its board of directors. Under the plans, any director electing to defer directors’ fees will be entitled to receive the accumulated benefits, including interest earned, over a period of five to fifteen years following retirement. The Bank recognizes the liability for these benefits over the service period. As of December 31, 2012 and December 31, 2011, the liability for these benefits was $605,354 and $689,506, respectively. The expenses incurred by the Bank for these plans totaled $6,496 and $10,001 for the years ended December 31, 2012 and 2011, respectively. The Bank, utilizing bank owned life insurance, has insured the lives of certain directors who participate in the deferred compensation plans to assist in the funding of the deferred compensation liability. The Bank is the owner and beneficiary of the insurance policies.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 14. Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2012 and 2011. Further, for the years ended December 31, 2012 and 2011, there were no transfers in or out of Levels 1, 2 or 3.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 14. Fair Value Disclosures (Continued)

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 14. Fair Value Disclosures (Continued)

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 14. Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$13,351,145	$—	$13,351,145	$—
Mortgage-backed securities	12,976,705	—	12,976,705	—
State and municipal securities	5,822,258	—	5,822,258	—

Total securities available for sale	$32,150,108	$—	$32,150,108	$—

Cash surrender value of bank owned life insurance	$9,512,171	$—	$9,512,171	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$19,732,978	$—	$19,732,978	$—
Mortgage-backed securities	9,269,415	—	9,269,415	—
State and municipal securities	5,279,072	—	5,279,072	—

Total securities available for sale	$34,281,465	$—	$34,281,465	$—

Cash surrender value of bank owned life insurance	$9,223,847	$—	$9,223,847	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 14. Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$6,105,176	$—	$3,782,329	$2,322,847
Foreclosed real estate	508,529	—	508,529	—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$8,175,165	$—	$6,389,165	$1,786,000
Foreclosed real estate	525,873	—	525,873	—

The carrying amount and estimated fair value of the Bank’s financial instruments at December 31, 2012 and 2011, are as follows:

	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$20,252,112	$20,252,112	$23,577,437	$23,577,437
Interest-bearing time deposits in banks	249,000	249,000	249,000	249,000
Securities	32,150,108	32,150,108	34,281,465	34,281,465
Investments, at cost	3,393,800	3,393,800	2,898,800	2,898,800
Loans, net	217,274,617	218,911,770	204,698,612	206,809,223
Cash surrender value of bank owned life insurance	9,512,171	9,512,171	9,223,847	9,223,847
Accrued interest receivable	914,361	914,361	967,362	967,362
Financial liabilities:
Deposits	234,248,103	240,140,950	224,112,209	231,671,707
Securities sold under agreements to repurchase	2,109,541	2,109,541	2,265,008	2,265,008
Federal Home Loan Bank advances	3,000,000	3,073,288	3,099,119	3,287,385
Accrued interest payable	158,299	158,299	170,415	170,415
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Activity for the years ended December 31, 2012 and 2011, consisted of the following:

	2012	2011
Beginning balance	$692,131	$1,603,215
New loans	322,593	388,402
Repayments	(589,812)	(1,299,486)

Ending balance	$424,912	$692,131

The Bank held related party deposits of $4,184,114 and $4,233,122 at December 31, 2012 and 2011, respectively.

Note 16. Financial Instruments With Off-Balance Sheet Risk

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 16. Financial Instruments With Off-Balance Sheet Risk (Continued)

At December 31, 2012 and 2011, commitments under standby letters of credit were approximately $920,000 and $1,028,000, respectively. Undisbursed loan commitments aggregated approximately $24,664,000 and $27,742,000 at December 31, 2012 and 2011, respectively. Approximately $8,290,000 of the $24,664,000 and $3,645,000 of the $27,742,000 undisbursed loan commitments at December 31, 2012 and December 31, 2011, respectively, represented fixed rate loan commitments for which the interest rates committed ranged from 2.20% to 18.00% at December 31, 2012 and 2.30% to 21.00% at December 31, 2011.

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

The Company has not been required to perform on any financial guarantees during any of the periods presented. The Company has not incurred any losses on its commitments for the years ended December 31, 2012 and 2011.

Note 17. Earnings Per Common Share

The following is a summary of the basic and diluted earnings per share for the years ended December 31, 2012 and 2011:

	2012	2011
Basic earnings per share calculation:
Numerator: Net income	$2,603,275	$1,907,772

Denominator: Weighted average common shares outstanding	2,332,940	2,528,618
Effect of dilutive stock options	54,067	24,635

Diluted shares	2,387,007	2,553,253

Basic earnings per share	$1.12	$0.75

Diluted earnings per share	$1.09	$0.75

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 18. Quarterly Data (Unaudited)

	Years Ended December 31,
	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,645,928	$3,631,226	$3,571,137	$3,626,062	$3,673,467	$3,667,902	$3,647,900	$3,656,962
Interest expense	620,018	647,869	670,442	699,642	774,311	832,376	855,957	875,327

Net interest income	3,025,910	2,983,357	2,900,695	2,926,420	2,899,156	2,835,526	2,791,943	2,781,635
Provision for loan losses	473,851	400,098	120,232	86,096	421,150	563,609	783,906	211,445

Net interest income after provision for loan losses	2,552,059	2,583,259	2,780,463	2,840,324	2,478,006	2,271,917	2,008,037	2,570,190
Noninterest income	1,473,439	1,435,363	1,245,678	1,172,087	1,277,058	1,283,023	1,130,431	1,067,574
Noninterest expenses	3,159,837	2,925,178	2,873,049	2,912,681	2,839,313	2,882,026	2,862,635	2,840,514

Income before income taxes	865,661	1,093,444	1,153,092	1,099,730	915,751	672,914	275,833	797,250
Income taxes	284,926	347,649	418,086	557,991	202,367	209,527	58,701	283,381

Net income	$580,735	$745,795	$735,006	$541,739	$713,384	$463,387	$217,132	$513,869

Earnings per common share:
Basic	$0.27	$0.33	$0.31	$0.22	$0.29	$0.18	$0.09	$0.20

Diluted	$0.26	$0.32	$0.30	$0.22	$0.28	$0.18	$0.08	$0.20

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to Athens Bancshares Corporation is as follows:

Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$5,567,559	$7,222,769
Investment in wholly owned subsidiary	39,839,259	40,768,170
Premises and equipment, net	86,392	—
Other assets	2,607,484	2,610,535

Total assets	$48,100,694	$50,601,474

Liabilities and Stockholders’ Equity
Accrued expenses	$96,290	$51,161

Total liabilities	96,290	51,161

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,358,568 outstanding at December 31, 2012 and 2,686,060 at December 31, 2011	23,586	26,860
Additional paid-in capital	22,774,875	25,745,943
Common stock acquired by benefit plans:
Restricted stock	(878,732)	(1,094,967)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,777,440)	(1,925,560)
Retained earnings	27,319,933	27,222,837
Accumulated other comprehensive income	542,182	575,200

Total stockholders’ equity	48,004,404	50,550,313

Total liabilities and stockholders’ equity	$48,100,694	$50,601,474

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

Note 19. Condensed Financial Statements of Parent Company (Continued)

Statements of Income

	Years Ended
	December 31, 2012	December 31, 2011
Income
Interest income	$79,667	$77,178
Dividends	4,000,000	—
Equity in (excess distributions) undistributed earnings of subsidiary	(1,157,029)	2,086,953

Total income	2,922,638	2,164,131
Operating expenses	436,132	367,771

Income before income taxes	2,486,506	1,796,360
Applicable income tax (benefit)	(116,769)	(111,412)

Net income	$2,603,275	$1,907,772

Statements of Cash Flows

Cash flows from operating activities:
Net income	$2,603,275	$1,907,772
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (excess distributions) undistributed income of subsidiary	1,157,029	(2,086,953)
Depreciation	789	—
Stock based compensation expense	294,937	294,937
Increase in other assets and liabilities	9,668	(7,366)

Net cash provided by operating activities	4,065,698	108,390

Cash flows from investing activities:
Purchases of premises and equipment	(87,181)	—

Cash flows from financing activities:
Purchase of Company common stock	(5,160,558)	(1,131,763)
Dividends paid	(473,169)	(510,756)
Stock purchased by restricted stock trust	—	(225,780)

Net cash used in financing activities	(5,633,727)	(1,868,299)

Net decrease in cash and cash equivalents	(1,655,210)	(1,759,909)
Cash and cash equivalents at beginning of period	7,222,769	8,982,678

Cash and cash equivalents at end of period	$5,567,559	$7,222,769

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Date: March 14, 2013	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey L. Cunningham Jeffrey L. Cunningham	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2013

/s/ Michael R. Hutsell Michael R. Hutsell	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 14, 2013

/s/ Elaine M. Cathcart Elaine M. Cathcart	Director	March 14, 2013

/s/ G. Scott Hannah G. Scott Hannah	Director	March 14, 2013

/s/ G. Timothy Howard G. Timothy Howard	Director	March 14, 2013

/s/ Myra NanDora Jenne Myra NanDora Jenne	Director	March 14, 2013

/s/ M. Darrell Murray M. Darrell Murray	Director	March 14, 2013

/s/ Lyn B. Thompson Lyn B. Thompson	Director	March 14, 2013

/s/ Larry D. Wallace Larry D. Wallace	Director	March 14, 2013