Form 10-Q
period 2013-03-31
Athens Bancshares Corp
filed 2013-05-10
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2013, the number of shares of common stock outstanding was 2,198,313.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$ 26,097,750	$ 16,236,135
Federal funds sold	—	—
Interest-bearing deposits in banks	4,015,977	4,015,977

Total cash and cash equivalents	30,113,727	20,252,112
Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	27,938,865	32,150,108
Investments, at cost	3,393,800	3,393,800
Loans, net of allowance for loan losses of $ 4,550,036 and $4,475,302 at March 31, 2013 and December 31, 2012, respectively	215,298,317	217,274,617
Premises and equipment, net	4,591,911	4,604,882
Accrued interest receivable	993,368	914,361
Cash surrender value of bank owned life insurance	9,586,383	9,512,171
Foreclosed real estate	545,269	508,529
Other assets	2,833,877	2,772,917

Total assets	$ 295,544,517	$ 291,632,497

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$ 17,982,994	$ 15,640,110
Interest-bearing	222,710,572	218,607,993

Total deposits	240,693,566	234,248,103
Accrued interest payable	153,692	158,299
Securities sold under agreements to repurchase	1,383,092	2,109,541
Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued expenses and other liabilities	4,292,078	4,112,150

Total liabilities	249,522,428	243,628,093

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,220,813 outstanding at March 31, 2013 and 2,358,568 at December 31, 2012	22,208	23,586
Additional paid-in capital	21,482,838	22,774,875
Common stock acquired by benefit plans:
Restricted stock	(813,271)	(878,732)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,777,440)	(1,777,440)
Retained earnings	26,618,110	27,319,933
Accumulated other comprehensive income	489,644	542,182

Total stockholders’ equity	46,022,089	48,004,404

Total liabilities and stockholders’ equity	$ 295,544,517	$ 291,632,497

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,

	2013	2012

Interest and dividend income:
Loans, including fees	$ 3,309,522	$ 3,342,962
Dividends	30,968	32,880
Securities and interest-bearing deposits in other banks	186,204	250,220

Total interest income	3,526,694	3,626,062

Interest expense:
Deposits	535,125	666,083
Federal funds purchased and securities sold under agreements to repurchase	485	517
Federal Home Loan Bank advances	31,993	33,042

Total interest expense	567,603	699,642

Net interest income	2,959,091	2,926,420
Provision for loan losses	135,449	86,096

Net interest income after provision for loan losses	2,823,642	2,840,324

Noninterest income:
Customer service fees	473,236	485,080
Other charges and fees	396,854	354,303
Investment sales commissions	121,335	87,058
Increase in cash surrender value of life insurance	89,156	83,896
Other noninterest income	166,215	161,750

Total noninterest income	1,246,796	1,172,087

Noninterest expenses:
Salaries and employee benefits	1,792,171	1,664,288
Occupancy and equipment	360,432	335,044
Federal deposit insurance premiums	44,439	44,546
Data processing	293,443	204,418
Advertising	39,325	44,491
Other operating expenses	706,735	619,894

Total noninterest expenses	3,236,545	2,912,681

Income before income taxes	833,893	1,099,730
Income tax expense	277,769	557,991

Net income	$ 556,124	$ 541,739

Earnings per common share:
Basic	$ 0.27	$ 0.22
Diluted	$ 0.26	$ 0.22
Dividends per common share	$ 0.05	$ 0.05

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,

	2013	2012

Net income	$ 556,124	$ 541,739
Other comprehensive loss, before tax:
Unrealized holding losses on securities available for sale	(84,739)	(186,771)
Reclassification adjustment for gains included in net income	—	—

Other comprehensive loss, before tax	(84,739)	(186,771)
Income tax benefit related to other comprehensive income items	32,201	70,973

Other comprehensive loss, net of tax	(52,538)	(115,798)

Comprehensive income	$ 503,586	$ 425,941

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2012	$ 23,586	$ 22,774,875	$ 27,319,933	$ (2,656,172)	$ 542,182	$ 48,004,404
Net income	—	—	556,124	—	—	556,124
Change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(52,538)	(52,538)
Dividends—$0.05 per share	—	—	(106,846)	—	—	(106,846)
Release of restricted stock plan shares	—	(65,461)	—	65,461	—	—
Stock compensation expense	—	87,607	—	—	—	87,607
Purchase of Company common stock	(1,378)	(1,314,183)	(1,151,101)	—	—	(2,466,662)

Balance, March 31, 2013	$ 22,208	$ 21,482,838	$ 26,618,110	$ (2,590,711)	$ 489,644	$ 46,022,089

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 556,124	$ 541,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128,302	109,387
Amortization of securities and other assets	100,480	94,360
Provision for loan losses	135,449	86,096
Deferred income taxes	(22,998)	101,031
Other gains and losses, net	(53,431)	(88,366)
Stock compensation expense	87,607	73,734
Net change in:
Cash surrender value of life insurance	(74,212)	(72,586)
Loans held for sale	151,298	299,539
Accrued interest receivable	(79,007)	(123,456)
Accrued interest payable	(4,607)	655
Prepaid FDIC assessment	38,670	38,309
Other assets and liabilities	117,164	49,759

Net cash provided by operating activities	1,080,839	1,110,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(808,339)	(7,601,636)
Maturities, prepayments and calls	4,852,696	4,719,955
Loan originations and principal collections, net	1,614,753	(4,504,614)
Purchases of premises and equipment	(115,331)	(66,699)
Proceeds from sale of foreclosed real estate	91,491	494,305

Net cash provided by (used in) investing activities	5,635,270	(6,958,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,445,463	10,818,903
Net decrease in securities sold under agreements to repurchase	(726,449)	(843,543)
Repayment of Federal Home Loan Bank advances	—	(29,396)
Purchase of Company common stock	(2,466,662)	(282,013)
Dividends paid	(106,846)	(124,675)

Net cash provided by financing activities	3,145,506	9,539,276

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,861,615	3,690,788
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,252,112	23,577,437

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 30,113,727	$ 27,268,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$ 572,210	$ 698,987
Income taxes paid	84,440	194,507

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$ 86,936	$ 182,375

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial position and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirement will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increases our disclosure requirements surrounding reclassification items out of accumulated other comprehensive income.

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

The following is a summary of the basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,

	2013	2012

Basic earnings per share calculation:
Numerator: Net income	$ 556,124	$ 541,739

Denominator: Weighted average common shares outstanding	2,094,039	2,471,767
Effect of dilutive stock options	83,892	28,094

Diluted shares	2,177,931	2,499,861

Basic earnings per share	$ 0.27	$ 0.22

Diluted earnings per share	$ 0.26	$ 0.22

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$ 9,134,849	$ 94,195	$ (833)	$ 9,228,211
Mortgage-backed and related securities (1)	11,772,896	364,009	(2)	12,136,903
State and municipal securities	6,241,371	345,976	(13,596)	6,573,751

	$ 27,149,116	$ 804,180	$ (14,431)	$ 27,938,865

	December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$ 13,233,968	$ 117,177	$ —	$ 13,351,145
Mortgage-backed and related securities (1)	12,605,316	371,395	(6)	12,976,705
State and municipal securities	5,436,337	394,395	(8,474)	5,822,258

	$ 31,275,621	$ 882,967	$ (8,480)	$ 32,150,108

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of March 31, 2013 and December 31, 2012, the Company did not have any securities classified as held-to-maturity.

The amortized cost and estimated market value of securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013

	Securities Available for Sale

	Amortized	Fair
	Cost	Value

Due in one year or less	$ 3,662,442	$ 3,688,812
Due after one year through five years	5,434,865	5,526,705
Due five years to ten years	3,158,374	3,279,623
Due after ten years	3,120,539	3,306,822
Mortgage-backed securities	11,772,896	12,136,903

Total	$ 27,149,116	$ 27,938,865

The Company had no realized gains or losses for the three-month period ended March 31, 2013 and had no realized gains or losses for the three-month period ended March 31, 2012.

The Company has pledged securities with carrying values of approximately $20,203,000 and $20,281,000 (which approximates fair values) to secure deposits of public and private funds as of March 31, 2013 and December 31, 2012, respectively.

Securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2013

	Less than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$ 1,000	$ (1)	$ —	$ —	$ 1,000	$ (1)
State and municipal securities	443	(14)	—	—	443	(14)
Mortgage-backed and related securities	1	—	—	—	1	—

	$ 1,444	$ (15)	$ —	$ —	$ 1,444	$ (15)

	December 31, 2012

	Less than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(dollars in thousands)
Securities Available for Sale:
State and municipal securities	436	$ (8)	$ —	$ —	$ 436	$ (8)
Mortgage-backed and related securities	1	—	—	—	1	—

	$ 437	$ (8)	$ 0	$ —	$ 437	$ (8)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment – Debt and Equity Securities.

At March 31, 2013, the four securities with unrealized losses had depreciated 1.00 percent from the Company’s amortized cost basis. At December 31, 2012, the two securities with unrealized losses had depreciated 1.90 percent from the Company’s amortized cost basis. Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2013.

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances.

Investments carried at cost at March 31, 2013 and December 31, 2012 consist of:

	March 31, 2013	December 31, 2012

Federal Home Loan Bank of Cincinnati common stock	$ 2,898,800	$ 2,898,800
Tenth Street Fund III, L.P. investment	495,000	495,000

	$ 3,393,800	$ 3,393,800

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at March 31, 2013 and December 31, 2012.

		March 31, 2013	December 31, 2012

	Mortgage loans on real estate:
	Residential 1-4 family	$ 83,072,535	$ 83,159,454
	Residential multifamily (5 or more units)	21,967,532	21,783,855
	Commercial	53,325,344	54,969,090
	Construction and land	22,912,108	21,998,286

		181,277,519	181,910,685
	Commercial loans	12,197,323	12,591,324
	Consumer and equity lines of credit	27,116,940	27,992,762

	Total loans	220,591,782	222,494,771
Less:	Allowance for loan losses	(4,550,036)	(4,475,302)
	Unearned interest and fees	(439,105)	(447,656)
	Net deferred loan origination fees	(304,324)	(297,196)

	Loans, net	$ 215,298,317	$ 217,274,617

The following presents activity in the allowance for loan losses for the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013	December 31, 2012

Beginning balance	$ 4,475,302	$ 4,166,468
Provision for loan losses	135,449	1,080,277
Loans charged-off	(226,611)	(908,963)
Recoveries	165,896	137,520

Ending balance	$ 4,550,036	$ 4,475,302

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

March 31, 2013

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves- impaired loans	$ 603,413	$ 702,220	$ 108,093	$ 258,608	$ 46,520	$ —	$ 1,718,854
General reserves	224,584	715,576	950,445	457,695	477,377	5,505	2,831,182

Total reserves	$ 827,997	$ 1,417,796	$ 1,058,538	$ 716,303	$ 523,897	$ 5,505	$ 4,550,036

Loans individually evaluated for impairment	$ 1,866,051	$ 6,261,583	$ 1,409,572	$ 1,911,210	$ 305,357	$ —	$ 11,753,773
Loans collectively evaluated for impairment	10,331,272	76,810,952	73,883,304	21,000,898	26,811,583	—	208,838,009

Total	$ 12,197,323	$ 83,072,535	$ 75,292,876	$ 22,912,108	$ 27,116,940	$ —	$ 220,591,782

December 31, 2012

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves- impaired loans	$ 454,620	$ 739,943	$ 109,659	$ 361,470	$ 56,094	$ —	$ 1,721,786
General reserves	231,445	608,979	965,336	457,514	489,382	860	2,753,516

Total reserves	$ 686,065	$ 1,348,922	$ 1,074,995	$ 818,984	$ 545,476	$ 860	$ 4,475,302

Loans individually evaluated for impairment	$ 1,870,266	$ 6,327,833	$ 1,421,168	$ 1,978,395	$ 281,195	$ —	$ 11,878,857
Loans collectively evaluated for impairment	10,721,058	76,831,621	75,331,777	20,019,891	27,711,567	—	210,615,914

Total	$ 12,591,324	$ 83,159,454	$ 76,752,945	$ 21,998,286	$ 27,992,762	$ —	$ 222,494,771

The following table details the changes in the allowance for loan losses from December 31, 2011 to March 31, 2013 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Balance, December 31, 2011	$ 564,853	$ 1,344,604	$ 1,006,036	$ 681,871	$ 541,458	$ 27,646	$ 4,166,468
Provision for loan losses	127,298	656,567	68,959	64,938	189,301	(26,786)	1,080,277
Loans charged-off	(16,034)	(663,729)	—	—	(229,200)	—	(908,963)
Recoveries	9,948	11,480	—	72,175	43,917	—	137,520

Balance, December 31, 2012	$ 686,065	$ 1,348,922	$ 1,074,995	$ 818,984	$ 545,476	$ 860	$ 4,475,302

Provision for loan losses	(4,394)	138,491	(16,457)	(5,181)	18,345	4,645	135,449
Loans charged-off	—	(70,962)	—	(97,500)	(58,149)	—	(226,611)
Recoveries	146,326	1,345	—	—	18,225	—	165,896

Balance, March 31, 2013	$ 827,997	$ 1,417,796	$ 1,058,538	$ 716,303	$ 523,897	$ 5,505	$ 4,550,036

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

March 31, 2013

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Loans individually evaluated for impairment:
Without a valuation allowance	$ 34,885	$ 2,282,712	$ 1,052,738	$ 799,101	$ 144,633	$ 4,314,069
With a valuation allowance	1,831,166	3,978,871	356,834	1,112,109	160,724	7,439,704

Recorded investment in impaired loans	$ 1,866,051	$ 6,261,583	$ 1,409,572	$ 1,911,210	$ 305,357	$ 11,753,773

Unpaid principal balance of impaired loans	$ 1,905,898	$ 6,683,915	$ 1,409,572	$ 2,848,313	$ 306,027	$ 13,153,725

Valuation allowance related to impaired loans	$ 603,413	$ 702,220	$ 108,093	$ 258,608	$ 46,520	$ 1,718,854

Average investment in impaired loans	$ 1,867,990	$ 6,271,502	$ 1,415,754	$ 1,960,471	$ 285,607	$ 11,801,324

Interest income recognized on impaired loans	$ 23,959	$ 27,043	$ 16,703	$ 1,467	$ 2,785	$ 71,957

December 31, 2012

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Loans individually evaluated for impairment:
Without a valuation allowance	$ 34,885	$ 2,112,736	$ 1,061,923	$ 768,424	$ 73,927	$ 4,051,895
With a valuation allowance	1,835,381	4,215,097	359,245	1,209,971	207,268	7,826,962

Recorded investment in impaired loans	$ 1,870,266	$ 6,327,833	$ 1,421,168	$ 1,978,395	$ 281,195	$ 11,878,857

Unpaid principal balance of impaired loans	$ 1,910,113	$ 6,719,860	$ 1,421,168	$ 2,817,998	$ 281,865	$ 13,151,004

Valuation allowance related to impaired loans	$ 454,620	$ 739,943	$ 109,659	$ 361,470	$ 56,094	$ 1,721,786

Average investment in impaired loans	$ 2,254,699	$ 5,750,530	$ 2,117,175	$ 2,031,800	$ 506,201	$ 12,660,405

Interest income recognized on impaired loans	$ 114,732	$ 333,710	$ 104,273	$ 29,077	$ 35,663	$ 617,455

The following presents an aged analysis of past due loans as of the following:

	March 31, 2013

	30-89 Days Past Due	Greater Than 90 Days Past Due And Non-accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing

Residential 1-4 family	$ 225,808	$ 2,181,764	$ 2,407,572	$ 80,664,963	$ 83,072,535	$ —
Commercial real estate and multifamily	—	—	—	75,292,876	75,292,876	—
Construction and land	24,608	1,491,037	1,515,645	21,396,463	22,912,108	—
Commercial	3,226	—	3,226	12,194,097	12,197,323	—
Consumer and other	249,797	85,508	335,305	26,781,635	27,116,940	29,517

Total	$ 503,439	$ 3,758,309	$ 4,261,748	$ 216,330,034	$ 220,591,782	$ 29,517

	December 31, 2012

	30-89 Days Past Due	Greater Than 90 Days Past Due and Non-Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing

Residential 1-4 family	$ 107,603	$ 2,298,290	$ 2,405,893	$ 80,753,561	$ 83,159,454	$ 10,237
Commercial real estate and multifamily	99,229	—	99,229	76,653,716	76,752,945	—
Construction and land	1,704,110	1,555,346	3,259,456	18,738,830	21,998,286	—
Commercial	—	—	—	12,591,324	12,591,324	—
Consumer and other	183,383	44,962	228,345	27,764,417	27,992,762	18,160

Total	$ 2,094,325	$ 3,898,598	$ 5,992,923	$ 216,501,848	$ 222,494,771	$ 28,397

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class as of the following:

	March 31, 2013

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$ 71,522,261	$ 5,288,691	$ 6,261,583	$ —	$ —	$ 83,072,535
Commercial real estate and multifamily	73,752,460	130,844	1,409,572	—	—	75,292,876
Construction and land	20,944,873	56,025	1,911,210	—	—	22,912,108
Commercial	10,331,272	—	1,866,051	—	—	12,197,323
Consumer and other	26,586,337	225,246	305,357	—	—	27,116,940

Total	$ 203,137,203	$ 5,700,806	$ 11,753,773	$ —	$ —	$ 220,591,782

	December 31, 2012

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$ 75,378,535	$ 1,453,086	$ 6,327,833	$ —	$ —	$ 83,159,454
Commercial real estate and multifamily	75,200,270	131,507	1,421,168	—	—	76,752,945
Construction and land	19,962,200	57,691	1,978,395	—	—	21,998,286
Commercial	10,721,058	—	1,870,266	—	—	12,591,324
Consumer and other	27,546,270	165,297	281,195	—	—	27,992,762

Total	$ 208,808,333	$ 1,807,581	$ 11,878,857	$ —	$ —	$ 222,494,771

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

The following presents information related to loans modified in a TDR as of the following:

Three Months Ended March 31, 2013

	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential 1-4 family	—	$ —	$ —
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	6	21,708	21,708

	6	$ 21,708	$ 21,708

Three Months Ended March 31, 2012

	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential 1-4 family	—	$ —	$ —
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	5	16,922	16,922

	5	$ 16,922	$ 16,922

The following sets forth loans modified in a TDR from April 1 through March 31, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the following:

:

	Three Months Ended March 31, 2013

	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	1	$ 137,578
Commercial real estate and multifamily	1	99,216
Construction and land	1	5,353
Commercial	—	—
Consumer and other	2	39,620

	5	$ 281,767

Three Months Ended March 31, 2012

	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	—	$ —
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	1	2,769

	1	$ 2,769

Note 5.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at March 31, 2013 and December 31, 2012. Further, for the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers in or out of Levels 1, 2 or 3.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and NOW, money market, and savings accounts, is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows, and is included in Level 3 of the valuation hierarchy. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase:

The estimated fair value of these liabilities, which are extremely short term, approximates their carrying value.

Federal Home Loan Bank advances:

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. These liabilities are included in Level 3 of the valuation hierarchy.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$ 9,228,211	$ —	$ 9,228,211	$ —
Mortgage-backed securities	12,136,903	—	12,136,903	—
State and municipal securities	6,573,751	—	6,573,751	—

Total securities available for sale	$ 27,938,865	$ -	$ 27,938,865	$ -

Cash surrender value of bank owned life insurance	$ 9,586,383	$ —	$ 9,586,383	$ —

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$ 13,351,145	$ —	$ 13,351,145	$ —
Mortgage-backed securities	12,976,705	—	12,976,705	—
State and municipal securities	5,822,258	—	5,822,258	—

Total securities available for sale	$ 32,150,108	$ —	$ 32,150,108	$ —

Cash surrender value of bank owned life insurance	$ 9,512,171	$ —	$ 9,512,171	$ —

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$ 5,720,850	$ —	$ 3,451,499	$ 2,269,351
Foreclosed real estate	545,269	—	545,269	—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$ 6,105,176	$ —	$ 3,782,329	$ 2,322,847
Foreclosed real estate	508,529	—	508,529	—

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$ 30,113,727	$ 30,113,727	$ 20,252,112	$ 20,252,112
Interest-bearing time deposits in banks	249,000	249,000	249,000	249,000
Securities available for sale	27,938,865	27,938,865	32,150,108	32,150,108
Investments, at cost	3,393,800	3,393,800	3,393,800	3,393,800
Loans, net	215,298,317	216,488,896	217,274,617	218,911,770
Cash surrender value of bank owned life insurance	9,586,383	9,586,383	9,512,171	9,512,171
Accrued interest receivable	993,368	993,368	914,361	914,361
Financial liabilities:
Deposits	240,693,566	245,772,405	234,248,103	240,140,950
Securities sold under agreements to repurchase	1,383,092	1,383,092	2,109,541	2,109,541
Federal Home Loan Bank advances	3,000,000	3,043,019	3,000,000	3,073,288
Accrued interest payable	153,692	153,692	158,299	158,299
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

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

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2013 and 2012, the Company recorded stock compensation expense of $13,537 and $13,537, respectively. At March 31, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $135,376.

A summary of the activity in the 2010 Plan for the three months ended March 31, 2013, is presented in the following table:

	Three Months Ended March 31, 2013

	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2012	236,062	$ 11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at March 31, 2013	236,062	$ 11.50	$ 1,581,615

Options exercisable at March 31, 2013	94,425	$ 11.50	$ 632,646

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of March 31, 2013, is as follows:

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price

$ 11.50	236,062	$ 11.50	7.75	94,425	$ 11.50

Information pertaining to non-vested options for the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2012	141,637	$ 1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, March 31, 2013	141,637	$ 1.27

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

On December 19, 2012, the Company awarded 16,664 shares of restricted stock to its officers and employees pursuant to the terms of the 2010 Plan. The closing price on the date of the grants issued on December 19, 2012 was $16.65.

For the three months ended March 31, 2013 and 2012, the Company recognized $74,070 and $60,197, respectively, in compensation expense attributable to shares that have been awarded.

A summary of activity for unvested restricted awards for the three months ended March 31, 2013 is as follows:

	Number	Grant Date Weighted- Average Cost

Unvested at December 31, 2012	92,205	$ 13.45
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at March 31, 2013	73,320	$ 13.63

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

As ESOP shares are allocated to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the three months ended March 31, 2013 or 2012.

A detail of ESOP shares as of March 31, 2013 and December 31, 2012, is as follows:

	2013	2012

Allocated shares	44,436	44,436
Unallocated shares	177,744	177,744

Total ESOP shares	222,180	222,180

Fair value of unreleased shares	$ 3,234,941	$ 2,934,553

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A.  Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended March 31, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets.Total assets increased from $291.6 million at December 31, 2012 to $295.5 million at March 31, 2013.

Cash and Cash Equivalents.  Total cash and cash equivalents increased $9.8 million, or 48.7%, from $20.3 million at December 31, 2012 to $30.1 million at March 31, 2013.  This is due primarily to a $6.5 million increase in deposits, a $4.3 million decrease in securities, and a $2.0 million decrease in loans, partially offset by repurchases of Company common stock in the amount of $2.5 million.  Other activities resulted in a net cash outflow of approximately $500,000.

Loans.  Net loans receivable decreased $2.0 million, or 0.9% from $217.3 million at December 31, 2012 to $215.3 million at March 31, 2013, primarily as a result of $1.6 million, $900,000, and $400,000 decreases in commercial real estate loans, consumer and equity lines of credit, and commercial loans, respectively.  These decreases were partially offset by an increase in construction and land loans of $900,000.  The decrease in commercial real estate loans was primarily due to the payoff of a $1.6 million loan secured by manufacturing facilities in Chattanooga, Tennessee.  The decreases in consumer and equity lines of credit and commercial loans were due to an increase in pay downs of existing loans period over period.  The increase in construction and land loans was due primarily to draws on a construction line of credit secured by a hotel in Knoxville, Tennessee.

Securities.  Total securities decreased $4.3 million, or 13.1% from $32.2 million at December 31, 2012 to $27.9 million at March 31, 2013, primarily as a result of $4.0 million in calls of agency securities and $800,000 of principal payments on mortgage-backed securities.  The decrease was partially offset by purchases of taxable municipal securities of $800,000.  The purchases were funded from available cash.  The remaining change in securities was due to amortization.

Deposits.  Total deposits increased $6.5 million, or 2.8% from $234.2 million at December 31, 2012 to $240.7 million at March 31, 2013.  The primary reason for the increase in deposits was a $5.5 million increase in demand and NOW accounts, primarily due to an increase in non-personal NOW accounts relating to two public entities, an overall increase in the number of accounts, and an increase in the average balance of accounts due predominately to tax refunds.  Other significant increases were in money market accounts and savings deposit accounts of $1.4 million and $1.3 million, respectively. These increases were partially offset by a $1.7 million decrease in time deposits due to the continued low rate environment.

Borrowings.  Federal Home Loan Bank borrowings remained unchanged at $3.0 million from December 31, 2012 to March 31, 2013.

Stockholders’ Equity.  Stockholders’ equity decreased $2.0 million or 4.1% from December 31, 2012 to March 31, 2013.  The primary reasons for the decrease include $2.5 million in repurchased and retired common stock, $107,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares), and an unrealized loss on securities held for sale (net of taxes) of $53,000. These decreases were partially offset by net income for the first three months of $556,000 and an $88,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Overview.  The Company reported net income of $556,000, or $0.27 basic earnings per share, for the three-month period ended March 31, 2013, compared to a net income of $542,000, or $0.22 basic earnings per share, for the same period in 2012.

Net Interest Income.  Net interest income after provision for loan losses decreased $17,000 or 0.60% for the three months ended March 31, 2013 compared to the same period in 2012, primarily as a result of increases in provision for loan losses and decreases in interest income on loans and securities.

Total interest income decreased $99,000, or 2.74%, from the three months ended March 31, 2012 compared to the three months ended March 31, 2013.  The decrease was primarily the result of a $64,000 decrease in interest on securities and interest-bearing deposits in other banks and a $33,000 decrease in interest income from loans.  The decrease in interest income on securities and interest- bearing deposits in other banks was due primarily to decreases in average balances and decreases in market interest rates.  The decrease in interest on loans was due primarily to a decrease in market interest rates.

Total interest expense decreased $132,000 or 18.87% from $700,000 for the three months ended March 31, 2012 to $568,000 for the three months ended March 31, 2013.  The decrease was primarily a result of a $131,000 decrease in interest on deposits.  The primary reason for the decrease in interest on deposits was a reduction in market interest rates.

Provision for Loan Losses.  The provision for loan losses was $135,000 for the three months ended March 31, 2013 compared to $86,000 for the same period in 2012.  The increase in provision for loan losses was primarily due to an increase in non-performing loans.

Non-performing loans increased $573,000 from $3.2 million at March 31, 2012 to $4.4 million at March 31, 2013.  Non-performing residential mortgage loans increased $898,000. Non-performing construction and land, consumer and other, and commercial loans decreased $250,000, $41,000, and $34,000, respectively. The increase in non-performing mortgage loans was primarily due to a mortgage loan in the amount of $1.7 million being placed on nonaccrual status during the third quarter of 2012.  The balance of non-performing loans at March 31, 2013 includes nonaccrual loans of $3.8 million.  There were no residential mortgage loans that were over 90 days past due but still accruing interest at March 31, 2013.  The balance of nonaccrual loans at March 31, 2013 consists of $2.2 million in residential mortgage loans, $1.5 million in construction and land loans and $86,000 in consumer loans.

Net charge-offs were $61,000 for the three months ended March 31, 2013 compared to $184,000 for the same period in 2012.  Charge-offs totaling $227,000 were recorded during the quarter ended March 31, 2013 in connection with residential mortgage loans ($71,000), construction and land loans ($98,000) and consumer loans ($58,000).

The allowance for loan losses was $4.6 million at March 31, 2013.  Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income.  Non-interest income increased $75,000, or 6.4%, to $1.2 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to increases in debit card usage income, income related to investment sales commissions, income from Valley Title Services, LLC, fees related to consumer and commercial loan servicing and origination, and income related to the origination, sale and servicing of mortgage loans on the secondary market of $39,000, $34,000, $27,000, $11,000, and $10,000, respectively.  These increases were partially offset by a $53,000 decrease in income related to non-sufficient funds charges on deposit accounts.  All other non-interest income increased $7,000, net.

Income related to debit card usage increased primarily due to efforts put forth to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts.  Income from investment sales commissions increased primarily due to increased sales of investment products resulting from a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment.  Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the quarter ended March 31, 2013 as compared to the same period in 2012.  Consumer and commercial loan origination and servicing fees increased primarily due to increased fee income on consumer loans generated by the Bank and Southland Finance, Inc.  The increase in consumer loan fees is attributable to increased volume of consumer loans period over period.  Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the three months ended March 31, 2013 as compared to the same period in 2012.  The increased volume is primarily a result of a decrease in market rates period over period.

The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges.  The Bank has also broadened its efforts to discontinue overdraft privileges for accounts with a history of excessive usage.

Non-interest Expense.  Non-interest expense increased $324,000, or 11.1%, to $3.2 million for the three months ended March 31, 2013 compared to the same period in 2012.  The primary factors effecting the change were increases in expenses related to salary and employee benefits, data processing, advertising and other expenses, and occupancy and equipment of $128,000, $89,000, $82,000, and $25,000, respectively.  Salary and benefits expenses rose primarily because of an increase in the total number of employees.  The primary reason for the increase in data processing expense was due to increased charges related to electronic banking services.  Advertising and other expenses increased primarily due to an offsetting gain on the sale of foreclosed real-estate during the first quarter of 2012, which was not repeated in the first quarter of 2013.  The primary reason for the increase in occupancy and equipment expense was due to increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases.

Income Tax Expense.   The Company had income tax expense of $278,000 for the three month period ended March 31, 2013 as compared to $558,000 for the same period in 2012, due to lower pre-tax income in the 2013 period.

Total Comprehensive Income.  Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax.  Total comprehensive income was $504,000 for the three month period ended March 31, 2013 compared to total comprehensive income of $426,000 for the three month period ended March 31, 2012.  The increase was primarily a result of a $63,000 decrease in unrealized losses on securities available for sale, net of tax.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits.  The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2013, cash and cash equivalents totaled $30.1 million.

At March 31, 2013, securities classified as available-for-sale, which amounted to $27.9 million, and interest-bearing time deposits in banks of $249,000, provide additional sources of liquidity.  In addition, at March 31, 2013, the Bank had the ability to borrow a total of approximately $33.1 million from the Federal Home Loan Bank of Cincinnati.  At March 31, 2013, the Bank had $3.0 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $3.5 million at March 31, 2013.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of March 31, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.5%, 13.5% and 22.0%, respectively. The regulatory requirements at that date were 1.5%, 4.0% and 8.0%, respectively. At March 31, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $107,000 in the aggregate during the three months ended March 31, 2013. The dividend payout ratio for the first three months of 2013, representing dividends per share divided by diluted earnings per share, was 19.2%. The dividend payout is continually reviewed by management and the Board of Directors.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit.

For the three months ended March 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

At March 31, 2013, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly asset-sensitive.  Asset-sensitive implies that our assets will reprice faster than our liabilities indicating an increase in interest rates would increase our net interest margin.  We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 14, 2013.  As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s board of directors has authorized five stock repurchase programs.  Under the first stock repurchase program, which was approved on April 20, 2011 the Company was authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock. The first stock repurchase program was completed during the second quarter of 2012.

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

Under each of the repurchase programs, repurchases were or will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of the period

January 1 through January 31, 2013	64,798	$ 17.74	64,798	155,234
February 1 through February 28, 2013	69,858	18.05	69,858	85,376
March 1 through March 31, 2013	3,099	18.06	3,099	82,277

Total	137,755	$ 17.91	137,755	82,277

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
101.0**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

__________________________________
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

ATHENS BANCSHARES CORPORATION

Dated:May 10, 2013	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated:May 10, 2013	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)