Form 10-Q/A
period 2013-03-31
Athens Bancshares Corp
filed 2013-05-15
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Athens Bancshares Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q (the “Amended Report”) for the quarter ended March 31, 2013, which was originally filed with the Securities and Exchange Commission on May 10, 2013 (the “Original Report”), to correct an error included on page 22 of the Original Report.  Page 22 of the Amended Report correctly discloses that the Company’s non-performing loans totaled $3.8 million at March 31, 2013, and not $4.4 million as incorrectly disclosed in the Original Report.  In addition, the Amended Report also includes an updated XBRL exhibit that reflects certain detail tagging corrections.  Each of the errors included in the Original Report was a result of third party technical issues.  The Company has filed new certifications as Exhibit 31.1 and Exhibit 31.2 to the Amended Report as required by applicable SEC rules.  Except as noted above, the Amended Report (i) does not affect any other items in the Original Report and (ii) continues to speak as of the date of the Original Report.  The disclosure contained in the Amended Report has not been updated to reflect events that have occurred since the filing of the Original Report.

ATHENS BANCSHARES CORPORATION

1

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$ 26,097,750	$ 16,236,135
Federal funds sold	—	—
Interest-bearing deposits in banks	4,015,977	4,015,977

Total cash and cash equivalents	30,113,727	20,252,112
Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	27,938,865	32,150,108
Investments, at cost	3,393,800	3,393,800
Loans, net of allowance for loan losses of $ 4,550,036 and $4,475,302 at March 31, 2013 and December 31, 2012, respectively	215,298,317	217,274,617
Premises and equipment, net	4,591,911	4,604,882
Accrued interest receivable	993,368	914,361
Cash surrender value of bank owned life insurance	9,586,383	9,512,171
Foreclosed real estate	545,269	508,529
Other assets	2,833,877	2,772,917

Total assets	$ 295,544,517	$ 291,632,497

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$ 17,982,994	$ 15,640,110
Interest-bearing	222,710,572	218,607,993

Total deposits	240,693,566	234,248,103
Accrued interest payable	153,692	158,299
Securities sold under agreements to repurchase	1,383,092	2,109,541
Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued expenses and other liabilities	4,292,078	4,112,150

Total liabilities	249,522,428	243,628,093

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $ 0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,220,813 outstanding at March 31, 2013 and 2,358,568 at December 31, 2012	22,208	23,586
Additional paid-in capital	21,482,838	22,774,875
Common stock acquired by benefit plans:
Restricted stock	(813,271)	(878,732)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,777,440)	(1,777,440)
Retained earnings	26,618,110	27,319,933
Accumulated other comprehensive income	489,644	542,182

Total stockholders’ equity	46,022,089	48,004,404

Total liabilities and stockholders’ equity	$ 295,544,517	$ 291,632,497

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2012	$ 23,586	$ 22,774,875	$ 27,319,933	$ (2,656,172)	$ 542,182	$ 48,004,404
Net income	—	—	556,124	—	—	556,124
Change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(52,538)	(52,538)
Dividends—$ 0.05 per share	—	—	(106,846)	—	—	(106,846)
Release of restricted stock plan shares	—	(65,461)	—	65,461	—	—
Stock compensation expense	—	87,607	—	—	—	87,607
Purchase of Company common stock	(1,378)	(1,314,183)	(1,151,101)	—	—	(2,466,662)

Balance, March 31, 2013	$ 22,208	$ 21,482,838	$ 26,618,110	$ (2,590,711)	$ 489,644	$ 46,022,089

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

Securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2013

	Less than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$ 1,000	$ (1)	$ —	$ —	$ 1,000	$ (1)
State and municipal securities	443	(14)	—	—	443	(14)
Mortgage-backed and related securities	1	—	—	—	1	—

	$ 1,444	$ (15)	$ —	$ —	$ 1,444	$ (15)

	December 31, 2012

	Less than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(dollars in thousands)
Securities Available for Sale:
State and municipal securities	436	$ (8)	$ —	$ —	$ 436	$ (8)
Mortgage-backed and related securities	1	—	—	—	1	—

	$ 437	$ (8)	$ —	$ —	$ 437	$ (8)

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$ 9,228,211	$ —	$ 9,228,211	$ —
Mortgage-backed securities	12,136,903	—	12,136,903	—
State and municipal securities	6,573,751	—	6,573,751	—

Total securities available for sale	$ 27,938,865	$ —	$ 27,938,865	$ —

Cash surrender value of bank owned life insurance	$ 9,586,383	$ —	$ 9,586,383	$ —

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:
Securities of U.S. Government agencies and corporations	$ 13,351,145	$ —	$ 13,351,145	$ —
Mortgage-backed securities	12,976,705	—	12,976,705	—
State and municipal securities	5,822,258	—	5,822,258	—

Total securities available for sale	$ 32,150,108	$ —	$ 32,150,108	$ —

Cash surrender value of bank owned life insurance	$ 9,512,171	$ —	$ 9,512,171	$ —

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$ 5,720,850	$ —	$ 3,451,499	$ 2,269,351
Foreclosed real estate	545,269	—	545,269	—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$ 6,105,176	$ —	$ 3,782,329	$ 2,322,847
Foreclosed real estate	508,529	—	508,529	—

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$ 30,113,727	$ 30,113,727	$ 20,252,112	$ 20,252,112
Interest-bearing time deposits in banks	249,000	249,000	249,000	249,000
Securities available for sale	27,938,865	27,938,865	32,150,108	32,150,108
Investments, at cost	3,393,800	3,393,800	3,393,800	3,393,800
Loans, net	215,298,317	216,488,896	217,274,617	218,911,770
Cash surrender value of bank owned life insurance	9,586,383	9,586,383	9,512,171	9,512,171
Accrued interest receivable	993,368	993,368	914,361	914,361
Financial liabilities:
Deposits	240,693,566	245,772,405	234,248,103	240,140,950
Securities sold under agreements to repurchase	1,383,092	1,383,092	2,109,541	2,109,541
Federal Home Loan Bank advances	3,000,000	3,043,019	3,000,000	3,073,288
Accrued interest payable	153,692	153,692	158,299	158,299
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Non-performing loans increased $573,000 from $3.2 million at March 31, 2012 to $3.8 million at March 31, 2013.  Non-performing residential mortgage loans increased $898,000. Non-performing construction and land, consumer and other, and commercial loans decreased $250,000, $41,000, and $34,000, respectively. The increase in non-performing mortgage loans was primarily due to a mortgage loan in the amount of $1.7 million being placed on nonaccrual status during the third quarter of 2012.  The balance of non-performing loans at March 31, 2013 includes nonaccrual loans of $3.8 million.  There were no residential mortgage loans that were over 90 days past due but still accruing interest at March 31, 2013.  The balance of nonaccrual loans at March 31, 2013 consists of $2.2 million in residential mortgage loans, $1.5 million in construction and land loans and $86,000 in consumer loans.

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

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon an assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of its asset/liability management policy.

The Bank's most liquid assets are cash and cash equivalents and interest-bearing time deposits.  The level of these assets depends on the Bank's operating, financing, lending and investing activities during any given period.  At March 31, 2013, cash and cash equivalents totaled $30.1 million.

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

For the three months ended March 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

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

ATHENS BANCSHARES CORPORATION

Dated:May 15, 2013	By:	/s/ Jeffrey L. Cunningham

Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated:May 15, 2013	By:	/s/ Michael R. Hutsell

Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)