Form 10-Q
period 2013-06-30
Athens Bancshares Corp
filed 2013-08-09
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the number of shares of common stock outstanding was 2,138,536.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$27,059,079	$16,236,135
Interest-bearing deposits in banks	4,015,977	4,015,977

Total cash and cash equivalents	31,075,056	20,252,112

Interest-bearing time deposits in banks	249,000	249,000
Securities available for sale	31,474,496	32,150,108
Investments, at cost	3,393,800	3,393,800
Loans, net of allowance for loan losses of $4,516,870 and $4,475,302 at June 30, 2013 and December 31, 2012, respectively	214,415,038	217,274,617
Premises and equipment, net	4,593,863	4,604,882
Accrued interest receivable	830,618	914,361
Cash surrender value of bank owned life insurance	9,660,459	9,512,171
Foreclosed real estate	482,336	508,529
Other assets	2,521,628	2,772,917

Total assets	$298,696,294	$291,632,497

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$17,270,278	$15,640,110
Interest-bearing	227,923,274	218,607,993

Total deposits	245,193,552	234,248,103

Accrued interest payable	152,175	158,299
Securities sold under agreements to repurchase	1,266,946	2,109,541
Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued expenses and other liabilities	4,212,591	4,112,150

Total liabilities	253,825,264	243,628,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,138,536 outstanding at June 30, 2013 and 2,358,568 at December 31, 2012	21,385	23,586
Additional paid-in capital	20,719,957	22,774,875
Common stock acquired by benefit plans:
Restricted stock	(747,706)	(878,732)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,777,440)	(1,777,440)
Retained earnings	26,451,146	27,319,933
Accumulated other comprehensive income	203,688	542,182

Total stockholders’ equity	44,871,030	48,004,404

Total liabilities and stockholders’ equity	$298,696,294	$291,632,497

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$3,151,272	$3,281,759	$6,460,794	$6,624,721
Dividends	48,811	48,577	79,779	81,457
Securities and interest-bearing deposits in other banks	174,742	240,801	360,946	491,021

Total interest income	3,374,825	3,571,137	6,901,519	7,197,199

Interest expense:
Deposits	507,528	637,297	1,042,653	1,303,380
Fed funds purchased and securities sold under agreements to repurchase	387	394	872	911
Federal Home Loan Bank advances	32,349	32,751	64,342	65,793

Total interest expense	540,264	670,442	1,107,867	1,370,084

Net interest income	2,834,561	2,900,695	5,793,652	5,827,115
Provision for loan losses	72,223	120,232	207,672	206,328

Net interest income after provision for loan losses	2,762,338	2,780,463	5,585,980	5,620,787

Noninterest income:
Customer service fees	526,596	490,119	999,832	975,199
Other charges and fees	434,350	446,542	831,204	800,845
Investment sales commissions	147,192	88,987	268,527	176,045
Increase in cash surrender value of life insurance	89,114	82,609	178,270	166,505
Other noninterest income	178,647	137,421	344,862	299,171

Total noninterest income	1,375,899	1,245,678	2,622,695	2,417,765

Noninterest expenses:
Salaries and employee benefits	1,761,712	1,603,645	3,553,883	3,267,933
Occupancy and equipment	390,640	349,437	751,072	684,481
Federal deposit insurance premiums	42,933	39,500	87,372	84,046
Data processing	300,870	215,370	594,313	419,788
Advertising	35,197	49,037	74,522	93,528
Other operating expenses	658,475	616,060	1,365,210	1,235,954

Total noninterest expenses	3,189,827	2,873,049	6,426,372	5,785,730

Income before income taxes	948,410	1,153,092	1,782,303	2,252,822
Income tax expense	298,101	418,086	575,870	976,077

Net income	$650,309	$735,006	$1,206,433	$1,276,745

Earnings per common share
Basic	$0.33	$0.31	$0.59	$0.52
Diluted	$0.31	$0.30	$0.57	$0.51
Dividends per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$650,309	$735,006	$1,206,433	$1,276,745
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on securities available for sale	(461,219)	207,871	(545,958)	21,100
Reclassification adjustment for gains included in net income	—	—	—	—

Other comprehensive income (loss), before tax	(461,219)	207,871	(545,958)	21,100
Income tax (expense) benefit related to other comprehensive income items	175,263	(78,991)	207,464	(8,018)

Other comprehensive income (loss), net of tax	(285,956)	128,880	(338,494)	13,082

Comprehensive income	$364,353	$863,886	$867,939	$1,289,827

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2013

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$23,586	$22,774,875	$27,319,933	$(2,656,172)	$542,182	$48,004,404

Net income	—	—	1,206,433	—	—	1,206,433
Change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(338,494)	(338,494)
Dividends - $0.10 per share	—	—	(207,875)	—	—	(207,875)
Release of restricted stock plan shares	—	(131,026)	—	131,026	—	—
Stock compensation expense	—	175,214	—	—	—	175,214
Repurchase and retirement of Company common stock	(2,201)	(2,099,106)	(1,867,345)	—	—	(3,968,652)

Balance, June 30, 2013	$21,385	$20,719,957	$26,451,146	$(2,525,146)	$203,688	$44,871,030

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,206,433	$1,276,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	264,320	226,709
Amortization of securities and other assets	211,040	188,622
Provision for loan losses	207,672	206,328
Deferred income taxes	506	58,617
Other gains and losses, net	(59,352)	(88,566)
Stock compensation expense	175,214	147,468
Net change in:
Cash surrender value of life insurance	(148,288)	(142,999)
Loans held for sale	1,038,598	(223,212)
Accrued interest receivable	83,743	50,244
Accrued interest payable	(6,124)	(7,965)
Prepaid FDIC assessment	427,353	76,495
Other assets and liabilities	94,669	234,343

Net cash provided by operating activities	3,495,784	2,002,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(6,801,386)	(11,740,744)
Maturities, prepayments and calls	6,756,666	10,529,208
Investments, at cost
Purchases	—	(495,000)
Loan originations and principal collections, net	1,498,867	(8,465,983)
Purchases of premises and equipment	(253,301)	(307,652)
Proceeds from sale of foreclosed real estate	199,987	481,505

Net cash provided by (used in) investing activities	1,400,833	(9,998,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,945,449	10,328,627
Net decrease in securities sold under agreements to repurchase	(842,595)	(677,571)
Repayment of Federal Home Loan Bank advances	—	(59,082)
Repurchase and Retirement of Company common stock	(3,968,652)	(1,387,146)
Dividends paid	(207,875)	(246,325)

Net cash provided by financing activities	5,926,327	7,958,503

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,822,944	(37,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,252,112	23,577,437

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,075,056	$23,540,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,113,991	$1,378,049
Income taxes paid	705,903	772,021

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$127,578	$777,984

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial position and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment of securities, and the fair value of financial instruments.

Recent Accounting Pronouncements

In February 2013, the FASB issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirement was effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure requirements surrounding reclassification items out of accumulated other comprehensive income.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share (Continued)

The following is a summary of the basic and diluted earnings per share for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Basic earnings per share calculation:
Numerator: Net income	$650,309	$735,006

Denominator: Weighted average common shares outstanding	1,993,217	2,407,763
Effect of dilutive stock options	86,326	51,575

Diluted shares	2,079,543	2,459,338

Basic earnings per share	$0.33	$0.31

Diluted earnings per share	$0.31	$0.30

The following is a summary of the basic and diluted earnings per share for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Basic earnings per share calculation:
Numerator: Net income	$1,206,433	$1,276,745

Denominator: Weighted average common shares outstanding	2,043,349	2,439,409
Effect of dilutive stock options	85,116	39,965

Diluted shares	$2,128,465	$2,479,374

Basic earnings per share	$0.59	$0.52

Diluted earnings per share	$0.57	$0.51

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$9,019,346	$71,618	$(31,353)	$9,059,611
Mortgage-backed and related securities (1)	12,921,868	233,490	(7,019)	13,148,339
State and municipal securities	9,204,752	211,659	(149,865)	9,266,546

	$31,145,966	$516,767	$(188,237)	$31,474,496

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$13,233,968	$117,177	$—	$13,351,145
Mortgage-backed and related securities (1)	12,605,316	371,395	(6)	12,976,705
State and municipal securities	5,436,337	394,395	(8,474)	5,822,258

	$31,275,621	$882,967	$(8,480)	$32,150,108

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of June 30, 2013 and December 31, 2012, the Company did not have any securities classified as held-to-maturity.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

The amortized cost and estimated market value of securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,928,758	$6,983,273
Due after one year through five years	3,376,902	3,385,387
Due five years to ten years	6,547,943	6,598,317
Due after ten years	1,370,495	1,359,180
Mortgage-backed securities	12,921,868	13,148,339

Total	$31,145,966	$31,474,496

The Company had no realized gains or losses for the six-month periods ended June 30, 2013 and 2012.

The Company has pledged securities with carrying values of approximately $19,679,000 and $20,281,000 (which approximates fair values) to secure deposits of public and private funds as of June 30, 2013 and December 31, 2012, respectively.

Securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$969	$(31)	$—	$—	$969	$(31)
State and municipal securities	2,365	(150)	—	—	2,365	(150)
Mortgage-backed andrelated securities	2,685	(7)	—	—	2,685	(7)

	$6,019	$(188)	$—	$—	$6,019	$(188)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Securities Available for Sale:
State and municipal securities	$436	$(8)	$—	$—	$436	$(8)
Mortgage-backed andrelated securities	1	—	—	—	1	—

	$437	$(8)	$—	$—	$437	$(8)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

At June 30, 2013, the ten securities with unrealized losses had depreciated 3.03 percent from the Company’s amortized cost basis. At December 31, 2012, the two securities with unrealized losses had depreciated 1.90 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2013.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at June 30, 2013 and December 31, 2012 consist of:

	June 30, 2013	December 31, 2012
Federal Home Loan Bank of Cincinnati common stock	$2,898,800	$2,898,800
Tenth Street Fund III, L.P. investment	495,000	495,000

	$3,393,800	$3,393,800

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$84,035,466	$83,159,454
Residential multifamily (5 or more units)	20,846,455	21,783,855
Commercial	52,202,720	54,969,090
Construction and land	23,910,415	21,998,286

	180,995,056	181,910,685
Commercial loans	12,524,201	12,591,324
Consumer and equity lines of credit	26,158,102	27,992,762

Total loans	219,677,359	222,494,771
Less: Allowance for loan losses	(4,516,870)	(4,475,302)
Unearned interest and fees	(420,118)	(447,656)
Net deferred loan origination fees	(325,333)	(297,196)

Loans, net	$214,415,038	$217,274,617

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents activity in the allowance for loan losses for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30,	December 31,
	2013	2012
Beginning balance	$4,475,302	$4,166,468
Provision for loan losses	207,672	1,080,277
Loans charged-off	(355,335)	(908,963)
Recoveries	189,231	137,520

Ending balance	$4,516,870	$4,475,302

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented above, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	June 30, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$293,664	$615,846	$86,164	$295,423	$73,504	$—	$1,364,601
General reserves	230,970	743,105	985,772	583,253	476,484	132,685	3,152,269

Total reserves	$524,634	$1,358,951	$1,071,936	$878,676	$549,988	$132,685	$4,516,870

Impaired loans	$1,887,627	$9,840,284	$455,145	$1,844,737	$341,465	$—	$14,369,258
Performing loans	10,636,574	74,195,182	72,594,030	22,065,678	25,816,637	—	205,308,101

Total	$12,524,201	$84,035,466	$73,049,175	$23,910,415	$26,158,102	$—	$219,677,359

	December 31, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$—	$1,721,786
General reserves	231,445	608,979	965,336	457,514	489,382	860	2,753,516

Total reserves	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$—	$11,878,857
Performing loans	10,721,058	76,831,621	75,331,777	20,019,891	27,711,567	—	210,615,914

Total	$12,591,324	$83,159,454	$76,752,945	$21,998,286	$27,992,762	$—	$222,494,771

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2011 to June 30, 2013 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468
Provision (reallocation) for loan losses	127,298	656,567	68,959	64,938	189,301	(26,786)	1,080,277
Loans charged-off	(16,034)	(663,729)	—	—	(229,200)	—	(908,963)
Recoveries	9,948	11,480	—	72,175	43,917	—	137,520

Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Provision (reallocation) for loan losses	(307,757)	128,518	(3,059)	157,192	100,953	131,825	207,672
Loans charged-off	—	(126,359)	—	(97,500)	(131,476)	—	(355,335)
Recoveries	146,326	7,870	—	—	35,035	—	189,231

Balance, June 30, 2013	$524,634	$1,358,951	$1,071,936	$878,676	$549,988	$132,685	$4,516,870

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$—	$3,224,310	$251,981	$432,786	$90,499	$3,999,576
With a valuation allowance	1,887,627	6,615,974	203,164	1,411,951	250,966	10,369,682

Recorded investment in impaired loans	$1,887,627	$9,840,284	$455,145	$1,844,737	$341,465	$14,369,258

Unpaid principal balance of impaired loans	$1,927,474	$9,066,688	$455,145	$3,994,432	$342,135	$15,785,874

Valuation allowance related to impaired loans	$293,664	$615,846	$86,164	$295,423	$73,504	$1,364,601

Average investment in impaired loans	$1,868,915	$7,441,836	$1,095,511	$1,903,557	$311,408	$12,621,227

Interest income recognized on impaired loans	$47,393	$189,435	$32,552	$4,898	$11,358	$285,636

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$34,885	$2,112,736	$1,061,923	$768,424	$73,927	$4,051,895
With a valuation allowance	1,835,381	4,215,097	359,245	1,209,971	207,268	7,826,962

Recorded investment in impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$11,878,857

Unpaid principal balance of impaired loans	$1,910,113	$6,719,860	$1,421,168	$2,817,998	$281,865	$13,151,004

Valuation allowance related to impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$1,721,786

Average investment in impaired loans	$2,254,699	$5,750,530	$2,117,175	$2,031,800	$506,201	$12,660,405

Interest income recognized on impaired loans	$114,732	$333,710	$104,273	$29,077	$35,663	$617,455

The following presents an aged analysis of past due loans:

	June 30, 2013
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$127,234	$6,132,883	$6,260,117	$77,775,349	$84,035,466	$—
Commercial real estate and multifamily	203,343	—	203,343	72,845,832	73,049,175	—
Construction and land	—	1,463,079	1,463,079	22,447,336	23,910,415	—
Commercial	28,839	—	28,839	12,495,362	12,524,201	—
Consumer and other	330,645	50,392	381,037	25,777,065	26,158,102	10,761

Total	$690,061	$7,646,354	$8,336,415	$211,340,944	$219,677,359	$10,761

	December 31, 2012
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$107,603	$2,298,290	$2,405,893	$80,753,561	$83,159,454	$10,237
Commercial real estate and multifamily	99,229	—	99,229	76,653,716	76,752,945	—
Construction and land	1,704,110	1,555,346	3,259,456	18,738,830	21,998,286	—
Commercial	—	—	—	12,591,324	12,591,324	—
Consumer and other	183,383	44,962	228,345	27,764,417	27,992,762	18,160

Total	$2,094,325	$3,898,598	$5,992,923	$216,501,848	$222,494,771	$28,397

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$72,604,572	$1,590,610	$9,840,284	$—	$—	$84,035,466
Commercial real estate and multifamily	72,463,858	130,172	455,145	—	—	73,049,175
Construction and land	22,011,350	54,328	1,844,737	—	—	23,910,415
Commercial	10,636,574	—	1,887,627	—	—	12,524,201
Consumer and other	25,670,205	146,432	341,465	—	—	26,158,102

Total	$203,386,559	$1,921,542	$14,369,258	$—	$—	$219,677,359

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$75,378,535	$1,453,086	$6,327,833	$—	$—	$ 83,159,454
Commercial real estate and multifamily	75,200,270	131,507	1,421,168	—	—	76,752,945
Construction and land	19,962,200	57,691	1,978,395	—	—	21,998,286
Commercial	10,721,058	—	1,870,266	—	—	12,591,324
Consumer and other	27,546,270	165,297	281,195	—	—	27,992,762

Total	$208,808,333	$1,807,581	$11,878,857	$—	$—	$222,494,771

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents information related to loans modified in a TDR:

	Six Months Ended June 30, 2013
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	1	$64,586	$64,586
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	6	18,081	18,081

	7	$82,667	$82,667

	Six Months Ended June 30, 2012
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	3	$265,190	$265,190
Commercial real estate and multifamily	1	102,008	102,008
Construction and land	1	25,296	25,296
Commercial	—	—	—
Consumer and other	7	21,319	21,319

	12	$413,813	$413,813

The following sets forth loans modified in a TDR from July 1 through June 30, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

	Six Months Ended June 30, 2013
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	1	5,353
Construction and land	—	—
Commercial	—	—
Consumer and other	4	50,593

	5	$55,946

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Six Months Ended June 30, 2012
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	3	6,638

	3	$6,638

Note 5.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at June 30, 2013 and December 31, 2012. For the six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers in or out of Levels 1, 2 or 3.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S.
Government agencies and corporations	$9,059,611	$—	$9,059,611	$—
Mortgage-backed securities	13,148,339	—	13,148,339	—
State and municipal securities	9,266,546	—	9,266,546	—

Total securities available for sale	$31,474,496	$—	$31,474,496	$—

Cash surrender value of bank owned life insurance	$9,660,459	$—	$9,660,459	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S.
Government agencies and corporations	$13,351,145	$—	$13,351,145	$—
Mortgage-backed securities	12,976,705	—	12,976,705	—
State and municipal securities	5,822,258	—	5,822,258	—

Total securities available for sale	$32,150,108	$—	$32,150,108	$—

Cash surrender value of bank owned life insurance	$9,512,171	$—	$9,512,171	$—

At June 30, 2013 and December 31, 2012, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$9,005,081	$—	$6,394,566	$2,610,515
Foreclosed real estate	482,336	—	482,336	—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$6,105,176	$—	$3,782,329	$2,322,847
Foreclosed real estate	508,529	—	508,529	—

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$31,075,056	$31,075,056	$20,252,112	$20,252,112
Interest-bearing time deposits in banks	249,000	249,000	249,000	249,000
Securities available for sale	31,474,496	31,474,496	32,150,108	32,150,108
Investments, at cost	3,393,800	3,393,800	3,393,800	3,393,800
Loans, net	214,415,038	215,665,855	217,274,617	218,911,770
Cash surrender value of bank owned life insurance	9,660,459	9,660,459	9,512,171	9,512,171
Accrued interest receivable	830,618	830,618	914,361	914,361
Financial liabilities:
Deposits	245,193,552	249,991,380	234,248,103	240,140,950
Securities sold under agreements to repurchase	1,266,946	1,266,946	2,109,541	2,109,541
Federal Home Loan Bank advances	3,000,000	3,012,795	3,000,000	3,073,288
Accrued interest payable	152,175	152,175	158,299	158,299
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares

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

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2013 and 2012, the Company recorded stock compensation expense of $27,075 and $26,476, respectively. At June 30, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $121,838.

A summary of the activity in the 2010 Plan for the six months ended June 30, 2013, is presented in the following table:

	Six Months Ended June 30, 2013
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at December 31, 2012	236,062	$11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at June 30, 2013	236,062	$11.50	$1,534,403

Options exercisable at June 30, 2013	94,425	$11.50	$613,761

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of June 30, 2013, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	236,062	$11.50	7.50	94,425	$11.50

Information pertaining to non-vested options for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2012	141,637	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, June 30, 2013	141,637	$1.27

Restricted Stock:

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

For the six months ended June 30, 2013 and 2012, the Company recognized $148,139 and $120,992, respectively, in compensation expense attributable to restricted shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

        2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the six months ended June 30, 2013 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2012	92,205	$13.45
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at June 30, 2013	73,320	$13.63

Employee Stock Ownership Plan (ESOP)

The Bank sponsors a leveraged ESOP that covers substantially all employees who meet certain age and eligibility requirements. As part of the initial public offering, the ESOP purchased 222,180 shares, or approximately 8% of the 2,777,250 shares issued, with the proceeds of a 15 year loan from the Company which is payable in annual installments and bears interest at 3.25% per annum.

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the six months ended June 30, 2013 or 2012.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

        Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	June 30, 2013	December 31, 2012
Allocated shares	44,436	44,436
Unallocated shares	177,744	177,744

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$3,199,392	$2,934,553

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

Critical Accounting Policies

During the six-month period ended June 30, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets. Total assets increased from $291.6 million at December 31, 2012 to $298.7 million at June 30, 2013.

Cash and Cash Equivalents. Total cash and cash equivalents increased $10.8 million, or 53.4%, from $20.3 million at December 31, 2012 to $31.1 million at June 30, 2013. This is due primarily to an $11.0 million increase in deposits, a $2.9 million decrease in loans, and a $676,000 decrease in securities, partially offset by repurchases of Company common stock in the amount of $4.0 million. Other activities resulted in a net cash inflow of approximately $200,000.

Loans. Net loans receivable decreased $2.9 million, or 1.3%, from $217.3 million at December 31, 2012 to $214.4 million at June 30, 2013, primarily as a result of $2.8 million and $1.8 million decreases in commercial real estate loans and consumer and equity lines of credit, respectively. These decreases were partially offset by an increase in construction and land loans of $1.9 million. The decrease in commercial real estate loans was primarily due to the payoff of a $3.8 million loan secured by an assisted living facility in Tifton, Georgia and the payoff of a $1.6 million loan secured by manufacturing facilities in Chattanooga, Tennessee. These payoffs were partially offset by the funding of a $1.3 million loan secured by an apartment complex in Chattanooga, Tennessee as well as the refinancing of a loan secured by an assisted living facility in Rome, Georgia which resulted in a $1.3 million increase to principal. The decreases in consumer and equity lines of credit and commercial loans were due to an increase in pay downs of existing loans period over period. The increase in construction and land loans was due primarily to draws on a construction line of credit secured by a hotel in Knoxville, Tennessee.

Securities. Total securities decreased $676,000, or 2.1%, from $32.2 million at December 31, 2012 to $31.5 million at June 30, 2013, primarily as a result of $5.1 million in calls of agency securities and $1.7 million of principal payments on mortgage-backed securities. The decrease was partially offset by purchases of taxable and tax-exempt municipal securities of $3.8 million, purchases of mortgage-backed securities of $2.0 million, and purchases of agency securities of $1.0 million. The purchases were funded from available cash. The remaining change in securities was due to amortization and mark-to-market adjustments.

Deposits. Total deposits increased $11.0 million, or 4.7%, from $234.2 million at December 31, 2012 to $245.2 million at June 30, 2013. The primary reason for the increase in deposits was a $6.0 million increase in demand and NOW accounts, primarily due to an overall increase in the number of accounts. Other increases were in money market accounts of $2.4 million, savings deposit accounts of $1.6 million, and certificates of deposit of $1.0 million.

Borrowings. Federal Home Loan Bank borrowings totaled $3.0 million at both December 31, 2012 and June 30, 2013.

Stockholders’ Equity. Stockholders’ equity decreased $3.1 million, or 6.5%, from $48.0 million at December 31, 2012 to $44.9 million at June 30, 2013. The primary reasons for the decrease include $4.0 million in repurchased and retired common stock, an unrealized loss on securities held for sale (net of taxes) of $338,000, and $208,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares). These decreases were partially offset by net income for the first six months of $1.2 million and a $175,000 increase in additional paid-in capital related to stock compensation expense for the period on grants of options and restricted stock.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview. The Company reported net income of $650,000, or $0.33 basic earnings per share, for the three-month period ended June 30, 2013, compared to net income of $735,000, or $0.31 basic earnings per share, for the same period in 2012.

Net Interest Income. Net interest income after provision for loan losses decreased $18,000, or 0.65% to $2.8 million, for the three months ended June 30, 2013 compared to the same period in 2012.

Total interest income decreased $196,000, or 5.5%, from $3.6 million for the three months ended June 30, 2012 to $3.4 million for the three months ended June 30, 2013. The decrease was primarily the result of a $130,000 decrease in interest on loans as well as a $66,000 decrease in interest on securities and interest-bearing deposits in other banks. The decrease in interest on loans was due primarily to a decrease in market interest rates. The decrease in interest income on securities and interest-bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates.

Total interest expense decreased $130,000, or 19.4%, from $670,000 for the three months ended June 30, 2012 compared to $540,000 for the three months ended June 30, 2013. The decrease was primarily a result of a $130,000 decrease in interest on deposits. The primary reason for the decrease in interest on deposits was a reduction in market interest rates.

Provision for Loan Losses. The provision for loan losses was $72,000 for the three months ended June 30, 2013 compared to $120,000 for the same period in 2012.

Non-performing loans increased $3.9 million from $3.8 million at March 31, 2013 to $7.6 million at June 30, 2013. Non-performing residential mortgage loans increased $4.0 million while construction and land loans and consumer loans decreased $28,000 and $35,000, respectively. The increase in non-performing residential mortgage loans is primarily due to the classification of a $3.9 million loan secured by 50 residential rental units located in the Chattanooga, Tennessee area. This loan has subsequently been foreclosed and the properties have been transferred to a new owner. The balance of non-performing loans at June 30, 2013 includes nonaccrual loans of $7.6 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2013. The balance of nonaccrual loans at June 30, 2013 consists of $6.1 million in residential mortgage loans, $1.5 million in construction and land loans and $40,000 in consumer loans.

Net charge-offs (recoveries) were $105,000 for the three months ended June 30, 2013 compared to ($30,000) for the same period in 2012. Charge-offs totaling $129,000 were recorded during the quarter ended June 30, 2013 in connection with residential mortgage loans ($56,000) and consumer loans ($73,000).

The allowance for loan losses was $4.5 million at June 30, 2013. Management has deemed this amount as adequate based on its best estimate of probable known and inherent loan losses.

Non-interest Income. Non-interest income increased $130,000, or 10.5%, to $1.4 million for the three months ended June 30, 2013 compared to $1.2 million for the same period in 2012, primarily due to increases in income related to investment sales commissions, debit card usage income, and fees related to the origination, sale and servicing of mortgage loans on the secondary market of $58,000, $47,000, and $32,000, respectively. These increases were partially offset by a $30,000 decrease in income related to non-sufficient funds charges on deposit accounts. All other non-interest income increased $23,000, net.

Income from investment sales commissions increased primarily due to increased sales of investment products resulting from a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment. Income related to debit card usage increased primarily due to efforts put forth to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the three months ended June 30, 2013 as compared to the same period in 2012. The increased volume is primarily a result of a decrease in market rates period over period.

The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. The Bank has also broadened its efforts to discontinue overdraft privileges for accounts with a history of excessive usage. The remaining $23,000 increase in non-interest income is primarily due to increases in other deposit related fees, income from Valley Title Services, LLC, and the cash surrender value of bank owned life insurance, partially offset by a decrease in consumer and commercial loan origination and servicing fees.

Non-interest Expense. Non-interest expense increased $317,000, or 11.0%, to $3.2 million for the three months ended June 30, 2013 compared to $2.9 million for the same period in 2012. The primary factors effecting the change were increases in expenses related to salary and employee benefits, data processing, occupancy and equipment, and advertising and other expenses of $158,000, $86,000, $41,000, and $29,000, respectively. Salary and benefits expenses increased primarily because of an increase in the total number of employees. The primary reason for the increase in data processing expense was increased debit card transactions and one time fees resulting from the Bank’s conversion to a new core processing system. The primary reason for the increase in occupancy and equipment expense was increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. Advertising and other expenses increased primarily due to consulting fees arising from the Bank’s transition to a new core processing system. The remaining $3,000 increase in non-interest expense was due to an increase in federal deposit insurance premiums.

Income Tax Expense. The Company had income tax expense of $298,000 for the three month period ended June 30, 2013 as compared to $418,000 for the same period in 2012. The decrease in income tax expense was due primarily to the decrease in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $364,000 for the three month period ended June 30, 2013 compared to total comprehensive income of $864,000 for the three month period ended June 30, 2012. The decrease was primarily a result of a negative change of $415,000 in unrealized gains and losses on securities available for sale, net of tax and a decrease in net income period over period of $85,000.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Overview. The Company reported net income of $1.2 million, or $0.59 basic earnings per share, for the six-month period ended June 30, 2013, compared to net income of $1.3 million, or $0.52 basic earnings per share, for the same period in 2012.

Net Interest Income. Net interest income after provision for loan losses decreased $35,000, or 0.62%, to $5.6 million for the six months ended June 30, 2013 compared to the same period in 2012.

Total interest income decreased $296,000, or 4.1%, from $7.2 million for the six months ended June 30, 2012 to $6.9 million for the six months ended June 30, 2013. The decrease was primarily the result of a $164,000 decrease in interest on loans as well as a $130,000 decrease in interest on securities and interest-bearing deposits in other banks. The decrease in interest on loans was due primarily to a decrease in market interest rates. The decrease in interest income on securities and interest-bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates.

Total interest expense decreased $262,000, or 19.1%, from $1.4 million for the six months ended June 30, 2012 to $1.1 million for the six months ended June 30, 2013. The decrease was primarily a result of a $261,000 decrease in interest on deposits. The primary reason for the decrease in interest on deposits was a reduction in market interest rates.

Provision for Loan Losses. The provision for loan losses was $208,000 for the six months ended June 30, 2013 compared to $206,000 for the same period in 2012.

Non-performing loans increased $3.7 million from $3.9 million at December 31, 2012 to $7.6 million at June 30, 2013. Non-performing residential mortgage loans and consumer loans increased $3.8 million and $5,000, respectively, while construction and land loans decreased $92,000. The increase in non-performing residential mortgage loans is primarily due to the classification of a $3.9 million loan secured by 50 residential rental units located in the Chattanooga, Tennessee area. This loan has subsequently been foreclosed and the properties have been transferred to a new owner. The balance of non-performing loans at June 30, 2013, includes nonaccrual loans of $7.6 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at June 30, 2013. The balance of nonaccrual loans at June 30, 2013 consists of $6.1 million in residential mortgage loans, $1.5 million in construction and land loans and $40,000 in consumer loans.

Net charge-offs were $166,000 for the six months ended June 30, 2013 compared to $154,000 for the same period in 2012. Charge-offs totaling $355,000 were recorded during the six months ended June 30, 2013 in connection with residential mortgage loans ($126,000), construction and land loans ($98,000), and consumer loans ($131,000).

The allowance for loan losses was $4.5 million at June 30, 2013. Management has deemed this amount as adequate based on its best estimate of probable known and inherent loan losses.

Non-interest Income. Non-interest income increased $205,000, or 8.5%, to $2.6 million for the six months ended June 30, 2013 compared to $2.4 million for the same period in 2012, primarily due to increases in income related to investment sales commissions, debit card usage income, fees related to the origination, sale and servicing of mortgage loans on the secondary market, and income from Valley Title Services, LLC of $92,000, $86,000, $42,000, and $38,000, respectively. These increases were partially offset by an $83,000 decrease in income related to non-sufficient funds charges on deposit accounts. All other non-interest income increased $30,000, net.

Income from investment sales commissions increased primarily due to increased sales of investment products resulting from a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment. Income related to debit card usage increased primarily due to efforts put forth to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income related to the origination, sale and servicing of mortgage loans on the secondary market increased primarily due to increased volume of these loans during the six months ended June 30, 2013 as compared to the same period in 2012. The increased volume is primarily a result of a decrease in market rates period over period. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the six months ended June 30, 2013 as compared to the same period in 2012.

The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. The Bank has also broadened its efforts to discontinue overdraft privileges for accounts with a history of excessive usage. The remaining $30,000 increase in non-interest income is primarily due to increases in other deposit related fees and the cash surrender value of bank owned life insurance, partially offset by a decrease in consumer and commercial loan origination and servicing fees.

Non-interest Expense. Non-interest expense increased $641,000, or 11.1%, to $6.4 million for the six months ended June 30, 2013 compared to $5.8 million for the same period in 2012. The primary factors effecting the change were increases in expenses related to salary and employee benefits, data processing, advertising and other expenses, and occupancy and equipment of $286,000, $175,000, $110,000, and $67,000, respectively. Salary and benefits expenses increased primarily because of an increase in the total number of employees. The primary reason for the increase in data processing expense was increased debit card transactions and one time fees resulting from the Bank’s conversion to a new core processing system. Advertising and other expenses increased primarily due to an offsetting gain on the sale of foreclosed real-estate during 2012, which was not repeated in 2013, as well as increased consulting fees arising from the Bank’s transition to a new core processing system. The primary reason for the increase in occupancy and equipment expense was increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The remaining $3,000 increase in non-interest expense was due to an increase in federal deposit insurance premiums.

Income Tax Expense. The Company had an income tax expense of $576,000 for the six month period ended June 30, 2013 as compared to $976,000 for the same period in 2012. The decrease in income tax expense was due primarily to the decrease in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $868,000 for the six-month period ended June 30, 2013 compared to total comprehensive income of $1.3 million for the six-month period ended June 30, 2012. The decrease was primarily a result of a negative change of $352,000 in unrealized gains and losses on securities available for sale, net of tax and a decrease in net income period over period of $70,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $31.1 million.

At June 30, 2013, securities classified as available-for-sale, which amounted to $31.5 million and interest-bearing time deposits in banks of $249,000, provide additional sources of liquidity. In addition, at June 30, 2013, the Bank had the ability to borrow a total of approximately $33.1 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2013, the Bank had $3.0 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $1.9 million at June 30, 2013.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of June 30, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core and risk-based capital ratios of 13.6%, 13.6% and 22.0%, respectively. The regulatory requirements at that date were 1.5%, 4.0% and 8.0%, respectively. At June 30, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines. As of the filing date of this report, nothing has come to management’s attention that would have impacted the Bank’s regulatory status.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $208,000 in the aggregate during the six months ended June 30, 2013. The dividend payout ratio for the first six months of 2013, representing dividends per share divided by diluted earnings per share, was 17.5%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

At June 30, 2013, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly asset-sensitive. Asset-sensitive implies that our assets will reprice faster than our liabilities indicating an increase in interest rates would increase our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 14, 2013. As of June 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

On February 20, 2013, a fifth repurchase program was approved, which authorized the repurchase of up to 112,554 shares, or 5.0%, of the Company’s issued common stock. The fifth stock repurchase program was completed during the second quarter of 2013.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of the period
April 1 through April 30, 2013	22,500	$18.14	22,500	59,777
May 1 through May 31, 2013	59,777	18.30	59,777	—
June 1 through June 30, 2013	—	—	—	—

Total	82,277	$18.26	82,277	—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: August 9, 2013	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer (principal executive officer)

Dated: August 9, 2013	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer (principal accounting and financial officer)