Form 10-Q
period 2013-09-30
Athens Bancshares Corp
filed 2013-11-08
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the number of shares of common stock outstanding was 2,083,791.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$17,538,597	$16,236,135
Interest-bearing deposits in banks	4,015,977	4,015,977

Total cash and cash equivalents	21,554,574	20,252,112
Interest-bearing time deposits in banks	—	249,000
Securities available for sale	30,280,508	32,150,108
Investments, at cost	3,393,800	3,393,800
Loans, net of allowance for loan losses of $4,476,388 and $4,475,302 at September 30, 2013 and December 31, 2012, respectively	222,262,233	217,274,617
Premises and equipment, net	4,606,589	4,604,882
Accrued interest receivable	899,327	914,361
Cash surrender value of bank owned life insurance	9,736,838	9,512,171
Foreclosed real estate	413,150	508,529
Other assets	2,527,974	2,772,917

Total assets	$295,674,993	$291,632,497

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$18,032,919	$15,640,110
Interest-bearing	228,039,807	218,607,993

Total deposits	246,072,726	234,248,103
Accrued interest payable	147,596	158,299
Securities sold under agreements to repurchase	1,085,657	2,109,541
Federal Home Loan Bank advances	—	3,000,000
Accrued expenses and other liabilities	4,100,011	4,112,150

Total liabilities	251,405,990	243,628,093

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 2,088,491 outstanding at September 30, 2013 and 2,358,568 at December 31, 2012	20,885	23,586
Additional paid-in capital	20,264,569	22,774,875
Common stock acquired by benefit plans:
Restricted stock	(682,140)	(878,732)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,777,440)	(1,777,440)
Retained earnings	26,407,200	27,319,933
Accumulated other comprehensive income	35,929	542,182

Total stockholders’ equity	44,269,003	48,004,404

Total liabilities and stockholders’ equity	$295,674,993	$291,632,497

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$3,163,920	$3,383,859	$9,624,714	$10,008,580
Dividends	30,715	30,632	110,494	112,089
Securities and interest-bearing deposits in other banks	184,758	216,735	545,704	707,756

Total interest income	3,379,393	3,631,226	10,280,912	10,828,425

Interest expense:
Deposits	511,850	614,599	1,554,503	1,917,979
Federal funds purchased and securities sold under agreements to repurchase	346	458	1,218	1,369
Federal Home Loan Bank advances	13,936	32,812	78,278	98,605

Total interest expense	526,132	647,869	1,633,999	2,017,953

Net interest income	2,853,261	2,983,357	8,646,913	8,810,472
Provision for loan losses	73,418	400,098	281,090	606,426

Net interest income after provision for loan losses	2,779,843	2,583,259	8,365,823	8,204,046

Noninterest income:
Customer service fees	522,396	537,576	1,522,228	1,512,775
Other charges and fees	402,198	456,103	1,233,402	1,256,948
Investment sales commissions	128,677	124,594	397,204	300,639
Increase in cash surrender value of life insurance	91,694	85,761	269,964	252,266
Other noninterest income	125,427	231,329	470,289	530,500

Total noninterest income	1,270,392	1,435,363	3,893,087	3,853,128

Noninterest expenses:
Salaries and employee benefits	1,778,958	1,666,782	5,332,841	4,934,715
Occupancy and equipment	390,252	364,434	1,141,324	1,048,915
Federal deposit insurance premiums	54,576	30,500	141,948	114,546
Data processing	400,273	213,370	994,586	633,158
Advertising	44,991	44,545	119,513	138,073
Other operating expenses	690,039	605,547	2,055,249	1,841,501

Total noninterest expenses	3,359,089	2,925,178	9,785,461	8,710,908

Income before income taxes	691,146	1,093,444	2,473,449	3,346,266
Income tax expense	194,048	347,649	769,918	1,323,726

Net income	$497,098	$745,795	$1,703,531	$2,022,540

Earnings per common share
Basic	$0.26	$0.33	$0.85	$0.85
Diluted	$0.24	$0.32	$0.81	$0.83
Dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$497,098	$745,795	$1,703,531	$2,022,540

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on securities available for sale	(270,579)	9,742	(816,537)	30,842
Reclassification adjustment for gains included in net income	—	—	—	—

Other comprehensive income (loss), before tax	(270,579)	9,742	(816,537)	30,842
Income tax (expense) benefit related to other comprehensive income items	102,820	(3,702)	310,284	(11,720)

Other comprehensive income (loss), net of tax	(167,759)	6,040	(506,253)	19,122

Comprehensive income	$329,339	$751,835	$1,197,278	$2,041,662

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013

(Unaudited)

				Common	Accumulated
		Additional		Stock	Other
	Common	Paid-In	Retained	Acquired By	Comprehensive
	Stock	Capital	Earnings	Benefit Plans	Income	Total
Balance, December 31, 2012	$23,586	$22,774,875	$27,319,933	$(2,656,172)	$542,182	$48,004,404
Net income	—	—	1,703,531	—	—	1,703,531
Change in unrealized gains (losses) on securities available for sale, net of tax	—	—	—	—	(506,253)	(506,253)
Dividends—$0.15 per share	—	—	(305,915)	—	—	(305,915)
Release of restricted stock plan shares	—	(196,592)	—	196,592	—	—
Stock compensation expense	—	262,821	—	—	—	262,821
Repurchase and retirement of Company common stock	(2,701)	(2,576,535)	(2,310,349)	—	—	(4,889,585)

Balance, September 30, 2013	$20,885	$20,264,569	$26,407,200	$(2,459,580)	$35,929	$44,269,003

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,703,531	$2,022,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	412,998	349,706
Amortization of securities and other assets	316,948	285,904
Provision for loan losses	281,090	606,426
Deferred income taxes	90,163	(59,756)
Other gains and losses, net	(69,394)	(95,909)
Stock compensation expense	262,821	221,201
Net change in:
Cash surrender value of life insurance, net	(224,667)	(216,009)
Accrued interest receivable	15,034	(26,465)
Accrued interest payable	(10,703)	(6,657)
Prepaid FDIC assessment	427,353	108,761
Other assets and liabilities	295,426	(222,387)

Net cash provided by operating activities	3,500,600	2,967,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	249,000	—
Securities available for sale:
Purchases	(7,301,386)	(11,740,744)
Maturities, prepayments and calls	8,092,497	13,211,862
Investments, at cost:
Purchases	—	(495,000)
Loan originations and principal collections, net	(5,887,485)	(10,847,622)
Purchases of premises and equipment	(414,706)	(401,275)
Proceeds from sale of foreclosed real estate	458,703	790,129

Net cash used in investing activities	(4,803,377)	(9,482,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,824,623	11,268,425
Net decrease in securities sold under agreements to repurchase	(1,023,884)	(544,284)
Repayment of Federal Home Loan Bank advances	(3,000,000)	(89,061)
Repurchase and retirement of Company common stock	(4,889,585)	(3,878,304)
Dividends paid	(305,915)	(361,655)

Net cash provided by financing activities	2,605,239	6,395,121

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,302,462	(120,174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,252,112	23,577,437

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,554,574	$23,457,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,644,702	$2,024,610
Income taxes paid	968,013	1,286,461

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$306,633	$888,984

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

The policies that materially affect financial position and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share (Continued)

The following is a summary of the basic and diluted earnings per share for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Basic earnings per share calculation:
Numerator: Net income	$497,098	$745,795

Denominator: Weighted average common shares outstanding	1,947,833	2,275,089
Effect of dilutive stock options	83,807	62,819

Diluted shares	2,031,640	2,337,908

Basic earnings per share	$0.26	$0.33

Diluted earnings per share	$0.24	$0.32

The following is a summary of the basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended June 30,
	2013	2012
Basic earnings per share calculation:
Numerator: Net income	$1,703,531	$2,022,540

Denominator: Weighted average common shares outstanding	2,011,161	2,383,830
Effect of dilutive stock options	84,674	47,695

Diluted shares	$2,095,835	$2,431,525

Basic earnings per share	$0.85	$0.85

Diluted earnings per share	$0.81	$0.83

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation, with no effect on total assets.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$8,900,730	$41,301	$(65,905)	$8,876,126
Mortgage-backed and related securities (1)	12,081,712	200,077	(37,495)	12,244,294
State and municipal securities	9,240,118	180,736	(260,766)	9,160,088

	$30,222,560	$422,114	$(364,166)	$30,280,508

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$13,233,968	$117,177	$—	$13,351,145
Mortgage-backed and related securities (1)	12,605,316	371,395	(6)	12,976,705
State and municipal securities	5,436,337	394,395	(8,474)	5,822,258

	$31,275,621	$882,967	$(8,480)	$32,150,108

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of September 30, 2013 and December 31, 2012, the Company did not have any securities classified as held-to-maturity.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Securities (Continued)

The amortized cost and estimated market value of securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,250,941	$6,278,908
Due after one year through five years	3,835,018	3,775,074
Due five years to ten years	6,685,675	6,652,098
Due after ten years	1,369,214	1,330,134
Mortgage-backed securities	12,081,712	12,244,294

Total	$30,222,560	$30,280,508

The Company had no realized gains or losses for the three and nine-month periods ended September 30, 2013 and 2012.

The Company has pledged securities with carrying values of approximately $18,935,000 and $20,281,000 to secure deposits of public and private funds as of September 30, 2013 and December 31, 2012, respectively.

Securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$934	$(66)	$—	$—	$934	$(66)
State and municipal securities	4,451	(261)	—	—	4,451	(261)
Mortgage-backed and related securities	4,403	(37)	—	—	4,403	(37)

	$9,788	$(364)	$—	$—	$9,788	$(364)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Securities (Continued)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(dollars in thousands)
Securities Available for Sale:
State and municipal securities	$436	$(8)	$—	$—	$436	$(8)
Mortgage-backed and related securities	1	—	—	—	1	—

	$437	$(8)	$—	$—	$437	$(8)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

At September 30, 2013, the sixteen securities with unrealized losses had depreciated 3.59 percent from the Company’s amortized cost basis. At December 31, 2012, the two securities with unrealized losses had depreciated 1.90 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2013.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at September 30, 2013 and December 31, 2012 consist of:

	September 30,	December 31,
	2013	2012
Federal Home Loan Bank of Cincinnati common stock	$2,898,800	$2,898,800
Tenth Street Fund III, L.P. investment	495,000	495,000

	$3,393,800	$3,393,800

Note 4. Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$87,824,653	$83,159,454
Commercial real estate and multi-family	76,753,477	76,752,945
Construction and land	26,165,819	21,998,286

	190,743,949	181,910,685
Commercial loans	12,403,467	12,591,324
Consumer and equity lines of credit	24,359,505	27,992,762

Total loans	227,506,921	222,494,771
Less: Allowance for loan losses	(4,476,388)	(4,475,302)
Unearned interest and fees	(401,511)	(447,656)
Net deferred loan origination fees	(366,789)	(297,196)

Loans, net	$222,262,233	$217,274,617

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowances for Loan Losses (Continued)

The following presents activity in the allowance for loan losses for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
Beginning balance	$4,475,302	$4,166,468
Provision for loan losses	281,090	1,080,277
Loans charged-off	(503,493)	(908,963)
Recoveries	223,489	137,520

Ending balance	$4,476,388	$4,475,302

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	September 30, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$93,630	$584,878	$85,930	$303,988	$93,781	$—	$1,162,207
General reserves	229,107	712,575	1,010,474	678,682	463,457	219,886	3,314,181

Total reserves	$322,737	$1,297,453	$1,096,404	$982,670	$557,238	$219,886	$4,476,388

Impaired loans	$1,865,879	$10,661,993	$705,186	$1,839,008	$350,873	$—	$15,422,939
Performing loans	10,537,588	77,162,660	76,048,291	24,326,811	24,008,632	—	212,083,982

Total	$12,403,467	$87,824,653	$76,753,477	$26,165,819	$24,359,505	$—	$227,506,921

	December 31, 2012
			Commercial
		Residential	Real Estate and	Construction	Consumer
	Commercial	1-4 Family	Multi-Family	and Land	and Other	Unallocated	Total
Specified reserves- impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$—	$1,721,786
General reserves	231,445	608,979	965,336	457,514	489,382	860	2,753,516

Total reserves	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$—	$11,878,857
Performing loans	10,721,058	76,831,621	75,331,777	20,019,891	27,711,567	—	210,615,914

Total	$12,591,324	$83,159,454	$76,752,945	$21,998,286	$27,992,762	$—	$222,494,771

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowances for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2011 to September 30, 2013 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468
Provision (reallocation) for loan losses	127,298	656,567	68,959	64,938	189,301	(26,786)	1,080,277
Loans charged-off	(16,034)	(663,729)	—	—	(229,200)	—	(908,963)
Recoveries	9,948	11,480	—	72,175	43,917	—	137,520

Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Provision (reallocation) for loan losses	(509,654)	112,909	21,409	261,186	176,214	219,026	281,090
Loans charged-off	—	(194,672)	—	(97,500)	(211,321)	—	(503,493)
Recoveries	146,326	30,293	—	—	46,870	—	223,489

Balance, September 30, 2013	$322,737	$1,297,452	$1,096,404	$982,670	$557,239	$219,886	$4,476,388

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
			Commercial
	Commercial	Residential 1-4 Family	Real Estate and Multi-Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$—	$3,279,096	$502,255	$388,127	$79,404	$4,248,882
With a valuation allowance	1,865,879	7,382,897	202,931	1,450,881	271,469	11,174,057

Recorded investment in impaired loans	$1,865,879	$10,661,993	$705,186	$1,839,008	$350,873	$15,422,939

Unpaid principal balance of impaired loans	$1,905,726	$11,072,466	$705,186	$2,776,111	$351,543	$16,811,032

Valuation allowance related to impaired loans	$93,630	$584,878	$85,930	$303,988	$93,781	$1,162,207

Average investment in impaired loans	$1,870,121	$8,534,489	$968,254	$1,883,050	$328,316	$13,584,230

Interest income recognized on impaired loans	$77,737	$277,849	$48,001	$6,022	$15,634	$425,243

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowances for Loan Losses (Continued)

	December 31, 2012
			Commercial
		Residential	Real Estate and	Construction	Consumer
	Commercial	1-4 Family	Multi-Family	and Land	and Other	Total
Impaired loans:
Without a valuation allowance	$34,885	$2,112,736	$1,061,923	$768,424	$73,927	$4,051,895
With a valuation allowance	1,835,381	4,215,097	359,245	1,209,971	207,268	7,826,962

Recorded investment in impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$11,878,857

Unpaid principal balance of impaired loans	$1,910,113	$6,719,860	$1,421,168	$2,817,998	$281,865	$13,151,004

Valuation allowance related to impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$1,721,786

Average investment in impaired loans	$2,254,699	$5,750,530	$2,117,175	$2,031,800	$506,201	$12,660,405

Interest income recognized on impaired loans	$114,732	$333,710	$104,273	$29,077	$35,663	$617,455

The following presents an aged analysis of past due loans:

	September 30, 2013
		Greater Than
		90 Days				Recorded
		Past Due				Investment ≥
	30-89 Days	and Non-	Total			90 Days and
	Past Due	Accrual	Past Due	Current Loans	Total Loans	Accruing
Residential 1-4 family	$455,922	$6,192,698	$6,648,620	$81,176,033	$87,824,653	$—
Commercial real estate and multifamily	96,418	—	96,418	76,657,059	76,753,477	—
Construction and land	—	1,124,744	1,124,744	25,041,075	26,165,819	—
Commercial	60,000	—	60,000	12,343,467	12,403,467	—
Consumer and other	173,305	47,200	220,505	24,139,000	24,359,505	4,411

Total	$785,645	$7,364,642	$8,150,287	$219,356,634	$227,506,921	$4,411

	December 31, 2012
		Greater Than
		90 Days				Recorded
		Past Due				Investment ≥
	30-89 Days	and Non-	Total			90 Days and
	Past Due	Accrual	Past Due	Current Loans	Total Loans	Accruing
Residential 1-4 family	$107,603	$2,298,290	$2,405,893	$80,753,561	$83,159,454	$10,237
Commercial real estate and multifamily	99,229	—	99,229	76,653,716	76,752,945	—
Construction and land	1,704,110	1,555,346	3,259,456	18,738,830	21,998,286	—
Commercial	—	—	—	12,591,324	12,591,324	—
Consumer and other	183,383	44,962	228,345	27,764,417	27,992,762	18,160

Total	$2,094,325	$3,898,598	$5,992,923	$216,501,848	$222,494,771	$28,397

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$75,858,386	$1,304,274	$10,661,993	$—	$—	$87,824,653
Commercial real estate and multifamily	75,918,774	129,517	705,186	—	—	76,753,477
Construction and land	22,309,367	2,017,444	1,839,008	—	—	26,165,819
Commercial	10,537,588	—	1,865,879	—	—	12,403,467
Consumer and other	23,899,632	109,000	350,873	—	—	24,359,505

Total	$208,523,747	$3,560,235	$15,422,939	$—	$—	$227,506,921

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$75,378,535	$1,453,086	$6,327,833	$—	$—	$83,159,454
Commercial real estate and multifamily	75,200,270	131,507	1,421,168	—	—	76,752,945
Construction and land	19,962,200	57,691	1,978,395	—	—	21,998,286
Commercial	10,721,058	—	1,870,266	—	—	12,591,324
Consumer and other	27,546,270	165,297	281,195	—	—	27,992,762

Total	$208,808,333	$1,807,581	$11,878,857	$—	$—	$222,494,771

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowances for Loan Losses (Continued)

The following presents information related to loans modified in a TDR:

	Nine Months Ended September 30, 2013
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
Residential 1-4 family	1	$64,477	$64,477
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	6	26,751	26,751

	7	$91,228	$91,228

	Nine Months Ended September 30, 2012
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
Residential 1-4 family	3	$264,424	$264,424
Commercial real estate and multifamily	1	100,156	100,156
Construction and land	1	25,203	25,203
Commercial	—	—	—
Consumer and other	10	75,671	75,671

	15	$465,454	$465,454

The following sets forth loans modified in a TDR from October 1 through September 30, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

	Nine Months Ended September 30, 2013
	Number
	Of	Outstanding Recorded
	Loans	Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	1	5,353
Construction and land	—	—
Commercial	—	—
Consumer and other	2	7,205

	3	$12,558

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowances for Loan Losses (Continued)

	Nine Months Ended September 30, 2012
	Number
	Of	Outstanding Recorded
	Loans	Investment at Default
Residential 1-4 family	1	$78,959
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	4	30,790

	5	$109,749

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at September 30, 2013 and December 31, 2012.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash, cash equivalents, and interest-bearing deposits in banks:

The carrying amounts of cash, cash equivalents, and interest-bearing deposits in banks approximate fair values based on the short-term nature of the assets. These assets are included in level 1 of the valuation hierarchy.

Securities:

Fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.

Investments, at cost:

The carrying value of investments at cost approximate fair value. These assets are included in level 3 of the valuation hierarchy.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value Disclosures (Continued)

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

Securities sold under agreements to repurchase:

The estimated fair value of these liabilities, which are extremely short term, approximates their carrying value. These liabilities are included in level 3 of the valuation hierarchy.

Federal Home Loan Bank advances:

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. These liabilities are included in Level 3 of the valuation hierarchy.

Accrued interest:

The carrying amounts of accrued interest approximate fair value. These assets and liabilities are included in level 3 of the valuation hierarchy.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$8,876,126	$—	$8,876,126	$—
Mortgage-backed securities	12,244,294	—	12,244,294	—
State and municipal securities	9,160,088	—	9,160,088	—

Total securities available for sale	$30,280,508	$—	$30,280,508	$—

Cash surrender value of bank owned life insurance	$9,736,838	$—	$9,736,838	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$13,351,145	$—	$13,351,145	$—
Mortgage-backed securities	12,976,705	—	12,976,705	—
State and municipal securities	5,822,258	—	5,822,258	—

Total securities available for sale	$32,150,108	$—	$32,150,108	$—

Cash surrender value of bank owned life insurance	$9,512,171	$—	$9,512,171	$—

At September 30, 2013 and December 31, 2012, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between levels 1 and 2.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$10,011,850	$—	$7,224,162	$2,787,688
Foreclosed real estate	413,150	—	413,150	—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$6,105,176	$—	$3,782,329	$2,322,847
Foreclosed real estate	508,529	—	508,529	—

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,554,574	$21,554,574	$20,252,112	$20,252,112
Interest-bearing time deposits in banks	—	—	249,000	249,000
Securities available for sale	30,280,508	30,280,508	32,150,108	32,150,108
Investments, at cost	3,393,800	3,393,800	3,393,800	3,393,800
Loans, net	222,262,233	223,516,433	217,274,617	218,911,770
Cash surrender value of bank owned life insurance	9,736,838	9,736,838	9,512,171	9,512,171
Accrued interest receivable	899,327	899,327	914,361	914,361
Financial liabilities:
Deposits	246,072,726	250,656,657	234,248,103	240,140,950
Securities sold under agreements to repurchase	1,085,657	1,085,657	2,109,541	2,109,541
Federal Home Loan Bank advances	—	—	3,000,000	3,073,288
Accrued interest payable	147,596	147,596	158,299	158,299
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the nine months ended September 30, 2013 and 2012, the Company recorded stock compensation expense of $40,612 and $40,612, respectively. At September 30, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $108,301.

A summary of the activity in the 2010 Plan for the nine months ended September 30, 2013, is presented in the following table:

	Nine Months Ended September 30, 2013
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at December 31, 2012	236,062	$11.50	—
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at September 30, 2013	236,062	$11.50	$1,532,042

Options exercisable at September 30, 2013	94,425	$11.50	$612,817

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of September 30, 2013, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
Exercise	of	Exercise	Life	of	Exercise
Price	Shares	Price	In Years	Shares	Price
$11.50	236,062	$11.50	7.25	94,425	$11.50

Information pertaining to non-vested options for the nine months ended September 30, 2013, is as follows:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Non-vested options, December 31, 2012	141,637	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, September 30, 2013	141,637	$1.27

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

For the nine months ended September 30, 2013 and 2012, the Company recognized $222,209 and $180,590, respectively, in compensation expense attributable to restricted shares that have been awarded.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the nine months ended September 30, 2013 is as follows:

		Grant Date Weighted-
	Number	Average Cost
Unvested at December 31, 2012	92,205	$13.45
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at September 30, 2013	73,320	$13.63

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the nine months ended September 30, 2013 or 2012.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	September 30, 2013	December 31, 2012
Allocated shares	44,436	44,436
Unallocated shares	177,744	177,744

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$3,197,615	$2,934,553

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

Critical Accounting Policies

During the nine-month period ended September 30, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets. Total assets increased from $291.6 million at December 31, 2012 to $295.7 million at September 30, 2013.

Cash and Cash Equivalents. Total cash and cash equivalents increased $1.3 million, or 6.4%, from $20.3 million at December 31, 2012 to $21.6 million at September 30, 2013. This is due primarily to an $11.8 million increase in deposits and a $1.9 million decrease in securities, partially offset by a $5.0 million increase in loans, repurchases of Company common stock in the amount of $4.9 million, and the payoff of Federal Home Loan Bank borrowings of $3.0 million. Other activities resulted in a net cash inflow of approximately $500,000.

Securities. Securities decreased $1.9 million, or 5.9%, from $32.2 million at December 31, 2012 to $30.3 million at September 30, 2013, primarily as a result of $5.2 million in calls of agency securities, $2.5 million of principal payments on mortgage-backed securities, and $460,000 in calls of municipal securities. The decrease was partially offset by purchases of taxable and tax-exempt municipal securities of $4.3 million, purchases of mortgage-backed securities of $2.0 million, and purchases of agency securities of $1.0 million. The purchases were funded from available cash. The remaining change in securities was due to amortization and mark-to-market adjustments.

Loans. Net loans receivable increased $5.0 million, or 2.3%, from $217.3 million at December 31, 2012 to $222.3 million at September 30, 2013, primarily as a result of $4.7 million and $4.2 million increases in residential 1-4 family real estate loans and construction and land loans, respectively. These increases were partially offset by decreases in consumer and equity lines of credit and commercial loans of $3.6 million and $200,000, respectively. The increase in residential 1-4 family real estate loans was primarily due to an increase in the proportion of mortgages originated in-house as opposed to the secondary market. This increase was due primarily to higher rates on the secondary market period over period. The increase in construction and land loans was due primarily to draws on a construction line of credit secured by a hotel in Knoxville, Tennessee. The decrease in consumer and equity lines of credit and commercial loans were due to an increase in pay downs of existing loans period over period.

Deposits. Total deposits increased $11.8 million, or 5.0%, from $234.2 million at December 31, 2012 to $246.0 million at September 30, 2013. The primary reason for the increase in deposits was a $6.3 million increase in demand and NOW accounts, primarily due to an overall increase in the number of accounts. Other increases were in money market accounts of $2.1 million, savings deposit accounts of $1.7 million, and certificates of deposit of $1.7 million.

Borrowings. All outstanding Federal Home Loan Bank borrowings matured during the third quarter of 2013 and were paid off as of September 30, 2013. Federal Home Loan Bank borrowings totaled $3.0 million at December 31, 2012.

Stockholders’ Equity. Stockholders’ equity decreased $3.7 million, or 7.7%, from $48.0 million at December 31, 2012 to $44.3 million at September 30, 2013. The primary reasons for the decrease include $4.9 million in repurchased and retired common stock, an unrealized loss on securities available for sale (net of taxes) of $506,000, and $306,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares). These decreases were partially offset by net income for the first nine months of 2013 of $1.7 million and a $263,000 increase in additional paid-in capital related to stock compensation expense for the period.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overview. The Company reported net income of $497,000, or $0.26 basic earnings per share, for the three-month period ended September 30, 2013, compared to net income of $746,000, or $0.33 basic earnings per share, for the same period in 2012.

Net Interest Income. Net interest income after provision for loan losses increased $197,000, or 7.63%, to $2.8 million for the three months ended September 30, 2013 compared to the same period in 2012.

Total interest income decreased $252,000, or 6.9%, from $3.6 million for the three months ended September 30, 2012 to $3.4 million for the three months ended September 30, 2013. The decrease was primarily the result of a $220,000 decrease in interest on loans as well as a $32,000 decrease in interest on securities and interest-bearing deposits in other banks. The decrease in interest on loans was due primarily to a decrease in market interest rates. The decrease in interest income on securities and interest-bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates.

Total interest expense decreased $122,000, or 18.8%, from $648,000 for the three months ended September 30, 2012 compared to $526,000 for the three months ended September 30, 2013. The decrease was primarily a result of a $103,000 decrease in interest on deposits as well as a $19,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in interest on Federal Home Loan Bank advances was due to the payoff of maturing advances.

Provision for Loan Losses. The provision for loan losses was $73,000 for the three months ended September 30, 2013 compared to $400,000 for the same period in 2012.

Non-performing loans decreased $281,000 from $7.6 million at June 30, 2013 to $7.4 million at September 30, 2013. Non-performing residential mortgage loans increased $60,000 while construction and land loans and consumer loans decreased $338,000 and $3,000, respectively. The balance of non-performing loans at September 30, 2013 includes nonaccrual loans of $7.4 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2013. The balance of nonaccrual loans at September 30, 2013 consists of $6.2 million in residential mortgage loans, $1.1 million in construction and land loans and $47,000 in consumer loans.

Net charge-offs (recoveries) were $114,000 for the three months ended September 30, 2013 compared to $131,000 for the same period in 2012. Charge-offs totaling $148,000 were recorded during the quarter ended September 30, 2013 in connection with residential mortgage loans ($68,000) and consumer loans ($80,000).

The allowance for loan losses was $4.5 million at September 30, 2013. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income decreased $165,000, or 11.5%, to $1.3 million for the three months ended September 30, 2013 compared to $1.4 million for the same period in 2012, primarily due to decreases in fees related to the origination, sale and servicing of mortgage loans on the secondary market and a reduction in income related to non-sufficient funds charges on deposit accounts of $167,000 and $44,000, respectively. These decreases were partially offset by a $28,000 increase in other deposit related fees and a $17,000 increase in debit card usage income. All other non-interest income increased $1,000, net.

The decrease in fees related to the origination, sale and servicing of mortgage loans on the secondary market is primarily due to decreased volume of these loans during the three months ended September 30, 2013 as compared to the same period in 2012. The decreased volume is primarily a result of an increase in market rates period over period. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. The Bank has also broadened its efforts to discontinue overdraft privileges for accounts with a history of excessive usage.

Income from other deposit related fees increased primarily due to a restructuring of deposit accounts which requires customers to pay a small fee for paper statements. Income related to debit card usage increased primarily due to increased efforts to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts.

Non-interest Expense. Non-interest expense increased $434,000, or 14.8%, to $3.4 million for the three months ended September 30, 2013 compared to $2.9 million for the same period in 2012. The primary factors effecting the change were increases in expenses related to data processing, salary and employee benefits, and advertising and other expenses of $187,000, $112,000, and $85,000, respectively. The increase in data processing expense was due to a combination of increased debit card transactions and certain costs resulting from the Bank’s conversion to a new core processing system. Salary and benefits expenses increased primarily because of an increase in the total number of employees. Advertising and other expenses increased primarily due to additional costs arising from the Bank’s transition to a new core processing system. The remaining $50,000 increase in non-interest expense was due to an increase in occupancy and equipment expenses and federal deposit insurance premiums of $26,000 and $24,000, respectively.

Income Tax Expense. The Company had income tax expense of $194,000 for the three month period ended September 30, 2013 as compared to $348,000 for the same period in 2012. The decrease in income tax expense was due primarily to the decrease in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $329,000 for the three month period ended September 30, 2013 compared to total comprehensive income of $752,000 for the three month period ended September 30, 2012. The decrease was primarily a result of a decrease in net income period over period of $249,000 and a negative change of $174,000 in unrealized gains and losses on securities available for sale, net of tax.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Overview. The Company reported net income of $1.7 million, or $0.85 basic earnings per share, for the nine-month period ended September 30, 2013, compared to net income of $2.0 million, or $0.85 basic earnings per share, for the same period in 2012.

Net Interest Income. Net interest income after provision for loan losses increased $162,000, or 1.97%, to $8.4 million for the nine months ended September 30, 2013 compared to the same period in 2012.

Total interest income decreased $547,000, or 5.1%, from $10.8 million for the nine months ended September 30, 2012 to $10.3 million for the nine months ended September 30, 2013. The decrease was primarily the result of a $384,000 decrease in interest on loans as well as a $163,000 decrease in interest on securities and interest-bearing deposits in other banks. The decrease in interest on loans was due primarily to a decrease in market interest rates. The decrease in interest income on securities and interest-bearing deposits in other banks was due to the combined effect of decreases in average balances and decreases in market interest rates.

Total interest expense decreased $384,000, or 19.0%, from $2.0 million for the nine months ended September 30, 2012 to $1.6 million for the nine months ended September 30, 2013. The decrease was primarily a result of a $364,000 decrease in interest on deposits as well as a $20,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in interest on Federal Home Loan Bank advances was due to the payoff of maturing advances.

Provision for Loan Losses. The provision for loan losses was $281,000 for the nine months ended September 30, 2013 compared to $606,000 for the same period in 2012.

Non-performing loans increased $3.5 million from $3.9 million at December 31, 2012 to $7.4 million at September 30, 2013. Non-performing residential mortgage loans and consumer loans increased $3.9 million and $2,000, respectively, while construction and land loans decreased $431,000. The increase in non-performing residential mortgage loans is primarily due to the classification of a $3.9 million loan secured by 50 residential rental units located in the Chattanooga, Tennessee area. The classification of this loan did not result in a significant increase to the allowance for loan losses due to the adequacy of the value of the collateral securing the loan. The balance of non-performing loans at September 30, 2013, includes nonaccrual loans of $7.4 million. There were no residential mortgage loans that were over 90 days past due but still accruing interest at September 30, 2013. The balance of nonaccrual loans at September 30, 2013 consists of $6.2 million in residential mortgage loans, $1.1 million in construction and land loans and $47,000 in consumer loans.

Net charge-offs were $280,000 for the nine months ended September 30, 2013 compared to $285,000 for the same period in 2012. Charge-offs totaling $503,000 were recorded during the nine months ended September 30, 2013 in connection with residential mortgage loans ($194,000), construction and land loans ($98,000), and consumer loans ($211,000).

The allowance for loan losses was $4.5 million at September 30, 2013. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $40,000, or 1.0%, to $3.9 million for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to increases in debit card usage income, income related to investment sales commissions, income from Valley Title Services, LLC, and income from other deposit related fees of $104,000, $97,000, $51,000, and $47,000, respectively. These increases were partially offset by a $127,000 decrease in income related to non-sufficient funds charges on deposit accounts and a $125,000 decrease in fees related to the origination, sale and servicing of mortgage loans on the secondary market. All other non-interest income decreased $7,000, net.

Income related to debit card usage increased primarily due to increased efforts to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from investment sales commissions increased primarily due to increased sales of investment products resulting from a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment. Income from Valley Title Services, LLC increased primarily due to an increase in the volume of mortgage loan originations during the nine months ended September 30, 2013 as compared to the same period in 2012. Income from other deposit related fees increased primarily due to a restructuring of deposit accounts which requires customers to pay a small fee for paper statements.

The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. The Bank has also broadened its efforts to discontinue overdraft privileges for accounts with a history of excessive usage. Income related to the origination, sale and servicing of mortgage loans on the secondary market decreased primarily due to decreased volume of these loans during the nine months ended September 30, 2013 as compared to the same period in 2012. The decreased volume is primarily a result of a increase in market rates period over period.

Non-interest Expense. Non-interest expense increased $1.1 million, or 12.3%, to $9.8 million for the nine months ended September 30, 2013 compared to $8.7 million for the same period in 2012. The primary factors effecting the change were increases in expenses related to salary and employee benefits, data processing, advertising and other expenses, and occupancy and equipment of $398,000, $361,000, $195,000, and $92,000, respectively. Salary and benefits expenses increased primarily because of an increase in the total number of employees. The increase in data processing expense was due to a combination of increased debit card transactions and certain costs resulting from the Bank’s conversion to a new core processing system. Advertising and other expenses increased primarily due to additional costs arising from the Bank’s transition to a new core processing system as well as an offsetting gain on the sale of foreclosed real-estate during 2012, which was not repeated in 2013. The primary reason for the increase in occupancy and equipment expense was increased technology maintenance costs as well as additional depreciation expense on computer hardware due to purchases. The remaining $28,000 increase in non-interest expense was due to an increase in federal deposit insurance premiums.

Income Tax Expense. The Company had an income tax expense of $770,000 for the nine month period ended September 30, 2013 as compared to $1.3 million for the same period in 2012. The decrease in income tax expense was due primarily to the decrease in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.2 million for the nine-month period ended September 30, 2013 compared to total comprehensive income of $2.0 million for the nine-month period ended September 30, 2012. The decrease was primarily a result of a negative change of $525,000 in unrealized gains and losses on securities available for sale, net of tax and a decrease in net income period over period of $319,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing time deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $21.6 million.

At September 30, 2013, securities classified as available-for-sale, which amounted to $30.3 million, provide an additional source of liquidity. In addition, at September 30, 2013, the Bank had the ability to borrow a total of approximately $34.0 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2013, the Bank had $11.8 million in letters of credit with the Federal Home Loan Bank to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $11.0 million at September 30, 2013.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of September 30, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core, tier 1 risk-based capital, and total risk-based capital ratios of 10.5%, 10.5%, 15.4% and 16.7%, respectively. The regulatory requirements at that date were 1.5%, 4.0%, 4.0% and 8.0%, respectively. At September 30, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $306,000 in the aggregate during the nine months ended September 30, 2013. The dividend payout ratio for the first nine months of 2013, representing dividends per share divided by diluted earnings per share, was 18.5%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 14, 2013. As of September 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s board of directors has authorized six stock repurchase programs. Under the first stock repurchase program, which was approved on April 20, 2011 the Company was authorized to repurchase up to 138,862 shares, or 5.0%, of the Company’s issued common stock. The first stock repurchase program was completed during the second quarter of 2012.

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

On August 21, 2013, a sixth repurchase program was approved, which authorized the repurchase of up to 213,853 shares of the Company’s issued common stock.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the third quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at the end of the period
July 1 through July 31, 2013	—	$—	—	213,853
August 1 through August 31, 2013	—	—	—	213,853
September 1 through September 30, 2013	50,045	18.40	50,045	163,808

Total	50,045	$18.40	50,045	163,808

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: November 8, 2013	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2013	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)