Form 10-K
period 2013-12-31
Athens Bancshares Corp
filed 2014-03-14
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $31.4 million based upon the closing price of $18.00 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 10, 2014 was 1,850,590.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SIGNATURES

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Athens Bancshares Corporation. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Athens Bancshares Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Athens Bancshares Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Athens Bancshares Corporation’s market area, changes in real estate market values in Athens Bancshares Corporation’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed under Item 1A—Risk Factors of this annual report.

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

Market Area

We are headquartered in Athens, Tennessee, which is located in southeastern Tennessee along Interstate 75, approximately half way between Knoxville and Chattanooga, Tennessee. We consider McMinn, Monroe and Bradley Counties, Tennessee, and the surrounding areas to be our primary market area. The top employment sectors in our primary market area currently consist of manufacturing services, particularly the automobile manufacturing industry, and, to a lesser extent, wholesale and retail trade services, government services and educational, health care and social assistance services. Our local economy has been negatively impacted by the economic recession in recent periods.

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

Lending Activities

The largest segment of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential mortgage loans. To a lesser extent, our loan portfolio includes non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans. We originate loans for investment purposes, although we generally sell our fixed-rate residential mortgage loans into the secondary market with servicing retained. Our lending activities focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer, and have not offered, Alt-A, sub-prime or no-documentation mortgage loans.

One-to Four-Family Residential Loans. At December 31, 2013, we had $88.4 million in one- to four-family residential loans, which represented 38.2% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area. In recent years, a significant portion of the residential mortgage loans that we have originated have been secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties. See “Item 1A. Risk Factors—Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.”

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

Non-residential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2013, non-residential real estate loans totaled $65.4 million, or 28.3% of our total loan portfolio. Our non-residential real estate loans are generally secured by small to moderately-sized office and retail properties, churches, assisted living facilities, and hotels located both in and out of our primary market area. With respect to non-residential real estate loans, we typically require that either the borrower or the property securing the loan be located in our primary market area.

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

Construction Loans. We originate construction loans for one-to four-family homes and commercial properties, such as assisted living facilities, retail shops and office units, and multi-family properties. At December 31, 2013, the outstanding balance of residential and non-residential construction loans totaled $20.2 million, which represented 8.7% of our total loan portfolio. Construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on these loans are generally tied to either the Federal Cost of Funds or the One Year U.S. Treasury Constant Maturity Index. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. We generally limit speculative construction loans to a group of well-established builders in our primary market area and we also limit the number of projects with each builder. At December 31, 2013, we had approved commitments for speculative construction loans of $3.9 million, of which $3.3 million was outstanding. We generally require a maximum loan-to-value ratio of 80% for speculative construction loans.

Land and Land Development Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. At December 31, 2013, land and land development loans totaled $10.5 million, which represented 4.6% of our total loan portfolio. Land development loans, which are offered for terms of up to 12 months, are generally indexed to the prime rate as reported in the Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes.

Multi-Family Real Estate Loans. We offer multi-family (5 or more units) mortgage loans that are generally secured by properties in our primary market area. At December 31, 2013, multi-family loans totaled $9.1 million, which represented 3.9% of our total loan portfolio. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 85% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, and loans secured by deposits. At December 31, 2013, consumer loans totaled $24.7 million, or 10.7% of our total loan portfolio. Our consumer loan portfolio consists primarily of home equity loans, with terms up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate as published in the Wall Street Journal. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 89%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Through the Bank’s operating subsidiary, Southland Finance, Inc., the Bank also offers consumer finance loans secured by used automobiles, televisions and various other personal property to borrowers with historically lower credit scores. These loans are generally originated for terms of 12 to 36 months and are partially funded by a $1.0 million line of credit with the Bank. At December 31, 2013, there was no outstanding balance on that line of credit. We generally maintain separate underwriting standards and more aggressive collection activity for these consumer finance loans.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At December 31, 2013, commercial business loans totaled $13.1 million, which represented 5.6% of our total loan portfolio. Commercial business loans consist of floating rate loans indexed to the prime rate as published in the Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to five years. Our commercial business loan portfolio consists primarily of loans that are secured by land or equipment but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2013, our regulatory limit on loans to one borrower was $5.5 million. At December 31, 2013, our largest lending relationship was $6.5 million and was performing according to its original terms at that date. When this loan was originated on June 13, 2013, our regulatory limit on loans to one borrower was $6.6 million.

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

At December 31, 2013, our investment portfolio consisted primarily of U.S. government and agency securities, mortgage-backed securities and securities issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities. At December 31, 2013, we also maintained certain investments, at cost, which are described further in Note 4 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.

Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of the Comptroller of the Currency’s regulations; (ii) to manage interest rate risk; and (iii) to provide collateral for public unit deposits. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer and our Vice President, Chief Operating Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring our investment performance. In addition, we have retained a third party registered investment advisor to serve as our investment manager and execute investment transactions, perform pre-purchase analysis and provide portfolio analysis on a quarterly basis. Our investment manager acts in a co-advisory capacity and does not have discretionary authority to execute trades on our behalf without the pre-approval of our President and Chief Executive Officer and/or Vice President, Chief Operating Officer and Chief Financial Officer. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

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

Personnel

At December 31, 2013, we had 91 full-time employees and 18 flex-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

General

The Bank is examined and supervised by the Office of the Comptroller of the Currency (“OCC”), while the Company is examined and supervised by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank is also a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on the Bank, the Company, and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as the Bank. Under the Dodd-Frank Act, the Company’s former regulator, the Office of Thrift Supervision (“OTS”) was eliminated. Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is an agency that is responsible for the regulation and supervision of national banks. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions became effective on July 21, 2011. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as the Company was transferred to the Federal Reserve Board, which supervises bank holding companies.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Company.

Certain of the regulatory requirements that are or will be applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effect on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. The Company is a registered savings and loan holding company with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company, and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

The Dodd-Frank Act transferred to the Federal Reserve Board from the OTS the responsibility for regulating, and supervising savings and loan holding companies, effective July 21, 2011.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Federal Reserve Board regulations and policy, a federally chartered holding company such as the Company may engage in the following activities:

(i)	investing in the stock of a savings institution;

(ii)	acquiring a mutual savings bank through the merger of such savings institution into a savings institution subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

(iv)	investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or savings institutions share their home offices;

(v)	furnishing or performing management services for a savings institution subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings institution subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies (if such status is elected by the Company) under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The States vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Historically, savings and loan holding companies have not been subject to regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

Source of Strength. The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. Federal Reserve Board policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. These policies may affect the ability of a savings and loan holding company to pay dividends or otherwise make capital distributions.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer are required to certify that its quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to its auditors and the audit committee of the Board of Directors about internal control over financial reporting; and they have included information in the quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Federal Savings Association Regulation

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial real estate, commercial business and consumer loans, are subject to an aggregate limit calculated as a specified percentage of the Bank’s capital assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Capital Requirements. OCC regulations require the Bank to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by federal regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the federal regulators consider not only these numeric factors but also qualitative factors, and have the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2013, the Bank’s capital exceeded all applicable minimal capital requirements.

In July 2013, the federal banking agencies issued a final rule that will revise the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets), and assigns a higher risk weighting (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional restraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Loans to One Borrower. Generally, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2013, the Bank’s largest lending relationship with a single or related group of borrowers totaled $6.5 million, which represented 14.7% of unimpaired capital and surplus at the time the loan was originated. At December 31, 2013, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. The Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” includes various types of loans made for residential housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

If the Bank were to fail the qualified thrift lender test, it must either convert to a commercial bank charter or operate under specified restrictions. The Dodd-Frank Act makes noncompliance with the QTL Test potentially subject to agency enforcement action for violation of law. At December 31, 2013, the Bank maintained approximately 76.4% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. OCC regulations govern capital distributions by the Bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. The Bank must file an application for approval of a capital distribution if:

(i)	the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus its retained net income for the preceding two years;

(ii)	the Bank would not be at least adequately capitalized following the distribution;

(iii)	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

(iv)	the Bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, the Bank, as a subsidiary of a holding company, must still file a notice with OCC at least 30 days before its board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove a notice or application if:

(i)	the Bank would be undercapitalized following the distribution;

(ii)	the proposed capital distribution raises safety and soundness concerns; or

(iii)	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Bank had $29.2 million of liquid assets at December 31, 2013. The Bank believes its liquidity was sufficient at that date.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal

Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act. The term “affiliate” for these purposes generally means any company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices and may not involve low-quality assets. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the Bank’s board of directors must approve extensions of credit in excess of certain limits. Extensions of credit to executive officers are subject to additional restrictions based on the category of loan.

At December 31, 2013, the Bank was in compliance with Regulation O.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, the appointment of a receiver or conservator, or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If the OCC does not take action, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

(i)	“well-capitalized” (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

(ii)	“adequately capitalized” (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

(iii)	“undercapitalized” (less than 4% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

(iv)	“significantly undercapitalized” (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

(v)	“critically undercapitalized” (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. “Undercapitalized” institutions are subject to certain restrictions, such as on capital distributions and growth. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. The OCC has the authority to require payment and collect payment under the guarantee. The failure of a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2013, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, through December 31, 2012. This provision was not renewed by Congress and effectively ended on December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1⁄2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment may deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, as required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to one basis point of total assets less tangible capital.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. At December 31, 2013, the Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

(i)	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

(ii)	Real Estate Settlement Procedures Act, requiring that borrowers for one- to four-family residential real estate mortgage loans receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices;

(iii)	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

(iv)	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

(v)	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

(vi)	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

(vii)	Truth in Savings Act; and

(viii)	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

(i)	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

(ii)	Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

(iii)	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

(iv)	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the United States financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations require savings banks operating in the United States to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

(v)	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

FEDERAL AND STATE INCOME TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2013 fiscal year, the Bank’s maximum federal income tax rate was 34.0%.

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

Audits. There have not been any audits of our federal income tax returns during the past five years.

State Taxation

Tennessee imposes franchise and excise taxes. The franchise tax ($0.25 per $100) is applied either to apportioned net worth or the value of property owned and used in Tennessee, whichever is greater, as of the close of the fiscal year. The excise tax (6.5%) is applied to net earnings derived from business transacted in Tennessee. Under Tennessee regulations, bad debt deductions are deductible from the excise tax.

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

At December 31, 2013, $31.8 million, or 35.9% of our residential mortgage loan portfolio and 13.7% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because the repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At December 31, 2013, non-performing non-owner occupied residential mortgage loans totaled $120,000, or 0.38% of our non-owner occupied residential loan portfolio, of which all was attributable to one borrower. At December 31, 2013, we carried as real estate owned, $345,000 of non-owner occupied residential properties, which consisted of seven structures formerly utilized as overnight rentals. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At December 31, 2013, $30.7 million, or 13.3% of our loan portfolio, consisted of construction loans and land and land development loans, and $3.3 million, or 10.7% of the construction loan and land and land development portfolio, consisted of speculative construction loans. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would decrease our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Our consumer loan portfolio includes consumer loans secured by rapidly depreciable assets and may expose us to increased credit risk.

At December 31, 2013, $24.7 million, or 10.7% of our loan portfolio, consisted of consumer loans. Included in consumer loans at that date were $6.5 million in automobile loans and $2.3 million in consumer finance loans made to borrowers by our operating subsidiary, Southland Finance, Inc. These consumer finance loans are generally secured by used automobiles, televisions and various other personal property and are generally offered to borrowers with historically lower credit scores at higher risk-adjusted interest rates. At December 31, 2013, Southland Finance, Inc.’s average outstanding loan balance was approximately $3,400 and the weighted-average yield of its loan portfolio was 25.73%. Consumer loans secured by rapidly depreciable assets such as automobiles and other personal property may be subject to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $4.4 million, or 1.92% of total loans outstanding and 108.36% of non-performing loans, at December 31, 2013. Our allowance for loan losses at December 31, 2013 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

In addition, at December 31, 2013, we had 45 loan relationships with outstanding balances that exceeded $1.0 million. Three loans in this group were classified as substandard as of December 31, 2013: (1) a $1.8 million commercial business loan secured by assets of radio stations located in East Tennessee, (2) a $1.1 million land development loan, which is a 7.5% participation interest in a land acquisition and development loan for a retail shopping complex in Sevierville, Tennessee, and (3) a $1.2 million one-to-four family residential loan, which is a 58.8% participation interest, secured by an owner-occupied residence and land located in Friendsville, Tennessee. The further deterioration of one or more of these large relationship loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

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

Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”

Strong competition within our primary market area could negatively impact our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 22.80% of the deposits in McMinn County, Tennessee, 3.73% of the deposits in Monroe County, Tennessee and 2.00% of the deposits in Bradley County, Tennessee. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business— Market Area” and “Item 1. Business—Competition” for more information about our primary market area and the competition we face.

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

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings and business reputation.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our business reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations and our business reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office, branch offices and other offices. The following table sets forth certain information relating to these facilities at December 31, 2013.

Location	Year Opened	Owned/ Leased		Net Book Value at December 31, 2013
				(In thousands)
Main Office:

Athens Main Office	1962	Owned		$903
106 Washington Avenue
Athens, Tennessee 37303

Branch Offices:

Athens Decatur Pike Office	1980	Owned		153
1103 Decatur Pike
Athens, Tennessee 37303

Cleveland Ocoee Street Office	2007	Leased	(1)	—
3855 North Ocoee Street
Cleveland, Tennessee 37312

Cleveland 25th Street Office	2007	Leased	(2)	—
950 25th Street
Cleveland, Tennessee 37311

Etowah Office	1977	Owned		527
523 Tennessee Avenue
Etowah, Tennessee 37331

Madisonville Office	2005	Owned		834
4785 New Highway 68
Madisonville, Tennessee 37875

Sweetwater Office	1995	Owned		162
800 Highway 68
Sweetwater, Tennessee 37874

Other Offices:

Athens Lending Center	1998	Owned		428
106 Hornsby Street
Athens, Tennessee 37303

Southland Finance Company	1996	Leased	(3)	—
516 South Congress Parkway
Athens, Tennessee 37303

Valley Title Services, LLC	2007	Leased	(4)	—
d/b/a Sweetwater Valley Title
202 N. White Street
Athens, Tennessee 37303

Storage Facility	2010	Owned		161
718 South Jackson Street
Athens, Tennessee 37303

Property Adjacent to Branch	2012	Owned		85
1109 Summit Street
Athens, Tennessee 37303

(1)	Lease expires in February 2017.
(2)	Lease expires in December 2017.
(3)	Lease expires in January 2014.
(4)	Lease expires in December 2014.

Item 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “AFCB.” At March 10, 2014, the Company had approximately 310 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2013 and December 31, 2012, as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2013:
First Quarter:	$18.50	$16.51	$0.05	$18.20
Second Quarter	18.99	17.12	0.05	18.00
Third Quarter	19.01	16.50	0.05	17.99
Fourth Quarter	20.61	17.95	0.05	19.82

2012:
First Quarter	$14.98	$11.11	$0.05	$14.98
Second Quarter	16.00	14.00	0.05	14.64
Third Quarter	19.35	14.13	0.05	16.49
Fourth Quarter	18.25	15.63	0.05	16.51

Purchase of Equity Securities

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of December 31, 2013, the Company had repurchased an aggregate of 886,260 shares under these programs.

Under each repurchase programs, repurchases were or will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	4,700	$18.06	4,700	351,576
November 1 through November 30, 2013	147,451	20.00	147,451	204,125
December 1 through December 31, 2013	45,350	19.67	45,350	158,775

Total	197,501	$19.88	197,501	158,775

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At December 31,
(In thousands)	2013	2012	2011	2010	2009

Total assets	$294,812	$291,632	$283,716	$278,015	$276,458
Cash and cash equivalents	15,135	20,252	23,577	14,316	40,707
Securities available-for-sale	31,580	32,150	34,281	41,538	23,585
Investments, at cost	3,649	3,394	2,899	2,899	2,899
Loans receivable, net	226,206	217,275	204,699	199,386	191,404
Deposits	248,172	234,248	224,112	215,687	236,064
Securities sold under agreements to repurchase	1,304	2,110	2,265	795	899
Advances from Federal Home Loan Bank	—	3,000	3,099	8,214	10,324
Stockholders’ equity (total equity before December 31, 2010)	41,108	48,004	50,550	49,577	25,722

	For the Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009

Operating Data:
Interest income	$13,698	$14,474	$14,646	$14,529	$14,668
Interest expense	2,134	2,638	3,338	4,360	5,657

Net interest income	11,564	11,836	11,308	10,169	9,011
Provision for loan losses	316	1,080	1,980	1,711	1,024

Net interest income after provision for loan losses	11,248	10,756	9,328	8,458	7,987
Non-interest income	5,186	5,327	4,758	4,406	4,670
Non-interest expense	13,080	11,871	11,424	12,027	10,668

Income before income taxes	3,354	4,212	2,662	837	1,989
Income taxes (benefit)	1,042	1,609	754	(6)	644

Net income	$2,312	$2,603	$1,908	$843	$1,345

Net income per share – basic	$1.18	$1.12	$0.75	$0.34	N/A

Net income per share – diluted	$1.13	$1.09	$0.75	$0.34	N/A

Cash dividends declared per share	$0.20	$0.20	$0.20	$0.10	N/A

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios (1):

Return on average assets	0.78%	0.89%	0.67%	0.30%	0.54%

Return on average equity	5.23	5.23	3.80	1.71	5.29

Interest rate spread (1)	4.03	4.15	4.04	3.59	3.67

Net interest margin (2)	4.19	4.36	4.30	3.92	3.89

Other expenses to average assets	4.42	4.07	4.02	3.77	4.28

Efficiency ratio (3)	78.08	69.17	71.11	82.52	77.98

Dividend payout ratio (4)	17.70	18.35	26.66	29.41	N/A

Average interest-earning assets to average interest-bearing liabilities	121.69	121.51	120.35	119.59	109.18

Average equity to average assets	14.92	17.06	17.66	17.67	10.20

Capital Ratios (Bank only):

Total capital (to risk-weighted assets)	17.0%	21.3%	22.0%	20.8%	15.3%

Tier 1 capital (to risk-weighted assets)	15.7	20.1	20.7	19.6	14.1

Tier 1 capital (to adjusted total assets)	10.8	13.4	14.1	13.5	9.1

Asset Quality Ratios:

Allowance for loan losses as a percent of total loans	1.92%	2.02%	1.99%	1.94%	1.75%

Allowance for loan losses as a percent of non-performing loans	108.36	114.80	126.28	194.46	169.54

Net charge-offs to average outstanding loans during the period	0.16	0.34	0.86	0.59	0.36

Non-performing loans as a percent of total loans	1.77	1.76	1.58	1.00	1.03

Non-performing assets as a percent of total assets	1.53	1.52	1.35	1.13	1.01

Total non-performing assets and troubled debt restructurings as a percent of total assets	2.71	3.17	3.52	3.19	2.28

Other Data:

Number of offices	7	7	7	7	7

Number of deposit accounts	18,364	18,288	17,013	16,144	15,837

Number of loans	3,827	3,765	3,522	3,534	3,696

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Dividends declared per share divided by net income per share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), debit card interchange fee income, fees from the sale of mortgage loans originated for sale in the secondary market, and commissions on sales of securities and investment products. We also recognize income from the sale of securities.

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

Balance Sheet Analysis

Assets. At December 31, 2013, our total assets were $294.8 million, an increase of $3.2 million from December 31, 2012. The increase during the year ended December 31, 2013 was primarily the result of an increase in net loans of $8.9 million, partially offset by decreases in cash and cash equivalents and securities available for sale of $ 5.1 million and $570,000, respectively.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans.

Residential mortgage loans and residential construction loans totaled $88.4 million, or 38.2%, and $7.7 million, or 3.3% of the total loan portfolio, at December 31, 2013, respectively. At December 31, 2012, these loans totaled $83.2 million, or 37.4%, and $4.3 million, or 1.9% of the total loan portfolio, respectively. The increase in residential mortgage loans was primarily a result of an increase in market demand resulting from the low interest rate environment.

Commercial real estate loans, including non-residential, multi-family, land and construction loans on these types of properties, comprised $97.6 million, or 42.2% of the total loan portfolio, at December 31, 2013. At December 31, 2012, these loans totaled $94.4 million, or 42.4% of the total loan portfolio. The increase was primarily due to an increase in non-residential and non-residential construction loans of $18.7 million, partially offset by decreases in multi-family real estate and land loans of $12.7 million and $2.8 million, respectively. The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these types of loans. Management continues to focus on pursuing non-residential loan opportunities in order to further diversify the loan portfolio.

Commercial business loans were $13.1 million, or 5.6% of the total loan portfolio, at December 31, 2013, as compared to $12.6 million, or 5.7% of the total loan portfolio, at December 31, 2012. Consumer loans decreased to $24.7 million, or 10.7% of the total loan portfolio, at December 31, 2013 as compared to $28.0 million, or 12.6% of the total loan portfolio, at December 31, 2012. The decrease in consumer loans was primarily due to a decrease in home equity lines of credit year over year.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential one- to four-family	$88,415	38.20%	$83,159	37.38%	$80,667	38.52%	$79,374	38.93%	$79,573	40.75%
Non-residential	65,446	28.28	54,969	24.71	47,900	22.87	43,734	21.45	37,905	19.41
Multi-family	9,051	3.91	21,784	9.79	21,157	10.10	20,851	10.23	14,625	7.49
Residential construction	7,657	3.31	4,327	1.94	4,618	2.20	3,680	1.80	5,489	2.81
Multi-family construction	—	—	—	—	16	0.01	—	—	624	0.32
Non-residential construction	12,532	5.42	4,306	1.93	2,078	0.99	1,499	0.74	2,709	1.39
Land	10,532	4.55	13,366	6.01	14,346	6.85	14,658	7.19	14,690	7.52

Total	193,633	83.67	181,911	81.76	170,782	81.54	163,796	80.34	155,615	79.69

Commercial business	13,059	5.64	12,591	5.66	12,616	6.02	12,766	6.26	12,001	6.15

Consumer:
Home equity loans and lines of credit	12,003	5.19	15,159	6.81	15,613	7.46	16,887	8.28	16,552	8.48
Auto loans	6,532	2.82	6,402	2.88	4,590	2.19	4,394	2.15	4,725	2.42
Loans secured by deposits	1,397	0.60	1,636	0.73	1,385	0.66	1,728	0.85	1,367	0.70
Consumer finance loans	2,301	1.00	2,459	1.11	2,124	1.02	1,992	0.98	1,970	1.01
Other	2,499	1.08	2,337	1.05	2,321	1.11	2,333	1.14	3,023	1.55

Total	24,732	10.69	27,993	12.58	26,033	12.44	27,334	13.40	27,637	14.16

Total loans	231,424	100%	222,495	100%	209,431	100%	203,896	100%	195,253	100%

Less: unearned interest and fees	(397)		(448)		(362)		(324)		(271)
Less: net deferred loan origination fees	(389)		(297)		(204)		(221)		(165)
Less: allowance for loan losses	(4,432)		(4,475)		(4,166)		(3,965)		(3,413)

Loans receivable, net	$226,206		$217,275		$204,699		$199,386		$191,404

Loan Maturity

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2013
(Dollars in thousands)	Residential Real Estate	Non-residential Real Estate (1)	Construction (2)	Land	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$4,093	$6,308	$7,427	$3,383	$4,035	$3,751	$28,997
More than one year through two years	4,218	3,997	320	518	1,089	2,569	12,711
More than two years through three years	4,592	20,103	—	1,428	2,725	2,669	31,517
More than three years through five years	19,445	27,692	8,362	2,555	3,668	5,916	67,638
More than five years through ten years	5,781	9,072	4	786	1,540	4,580	21,763
More than ten years through fifteen years	8,663	2,269	—	673	—	4,993	16,598
More than fifteen years	41,623	5,056	4,075	1,190	2	254	52,200

Total	$88,415	$74,497	$20,188	$10,533	$13,059	$24,732	$231,424

(1)	Includes multi-family real estate loans.
(2)	Includes residential real estate construction loans, non-residential real estate construction loans and multi-family real estate construction loans.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Residential real estate	$27,263	$57,059	$84,322
Non-residential real estate	35,276	32,913	68,189
Construction	8,441	4,320	12,761
Land	1,801	5,349	7,150
Commercial business	6,324	2,700	9,024
Consumer	10,654	10,327	20,981

Total	$89,759	$112,668	$202,427

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

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total loans at beginning of period	$221,750	$208,865	$203,351

Loans originated:
Residential real estate	44,309	67,282	54,690
Non-residential real estate	17,830	13,939	16,142
Land	1,915	3,444	3,019
Construction	22,027	10,730	8,514
Commercial business	8,650	8,462	7,564
Consumer	16,428	18,839	16,338

Total loans originated	111,159	122,696	106,267

Loans purchased:
Residential real estate	—	—	238
Non-residential real estate	3,927	—	—
Construction	—	—	—
Commercial business	—	10	575
Consumer	—	—	—

Total loans purchased	3,927	10	813

Deduct:
Loan principal repayments	68,157	59,922	81,299
Loan sales	38,041	49,899	20,267

Total repayments and sales	106,198	109,821	101,566

Net loan activity	8,888	12,885	5,514

Total loans at end of period	$230,638	$221,750	$208,865

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2013, our participation interests totaled $10.5 million, most of which were secured by properties outside of our primary market area but within a 75-mile radius of it.

Securities

At December 31, 2013, our securities portfolio consisted of securities of U.S. government agencies and corporations, securities of various government-sponsored agencies and of state and municipal governments and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2013, we also held an investment in the common stock of the Federal Home Loan Bank of Cincinnati. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Cincinnati and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2013, $31.6 million of our securities portfolio was classified as available for sale. In addition, at December 31, 2013, we had $3.6 million of other investments, at cost, which consisted of Federal Home Loan Bank of Cincinnati common stock of $2.9 million and a limited partnership investment of $750,000.

Total securities decreased by $315,000, or 0.9%, for the year ended December 31, 2013 primarily as a result of calls and principal repayments of agency, mortgage-backed, and municipal securities of $8.2 million, $3.1 million, and $460,000, respectively. These items were partially offset by purchases of municipal, mortgage-backed, and agency securities of $6.4 million, $5.1 million, and $1.0 million, respectively. The remaining change in securities was due to mark-to-market adjustments and amortization.

We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented. In addition, for all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits.

At December 31, 2013, we had no investments in securities of an issuer (except for investments in securities issued by the U.S. Government or by U.S. Government agencies and corporations), the aggregate book value of which exceeded 10% of our consolidated stockholders’ equity at that date.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2013		2012		2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies and corporations	$5,825	$5,746	$13,234	$13,351	$19,495	$19,733
States and political subdivisions	11,351	11,197	5,436	5,822	4,995	5,279
Mortgage-backed and related securities	14,515	14,637	12,605	12,977	8,864	9,269

Total securities available for sale and held to maturity	31,691	31,580	31,275	32,150	33,354	34,281

Federal Home Loan Bank of Cincinnati common stock	2,899	2,899	2,899	2,899	2,899	2,899
Tenth Street Fund III, L.P. investment	750	750	495	495	—	—

Total investments, at cost	3,649	3,649	3,394	3,394	2,899	2,899

Total	$35,340	$35,229	$34,669	$35,544	$36,253	$37,180

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Mortgage-backed and related securities:
Mortgage-backed and related securities, beginning of period (1)	$12,977	$9,269	$6,671

Purchases	5,068	6,650	4,900
Sales	—	—	—
Repayments and prepayments	(3,069)	(2,850)	(2,326)
Increase (decrease) in net unrealized gain	(339)	(92)	24

Net increase (decrease) in mortgage-backed securities	1,660	3,708	2,598

Mortgage-backed and related securities, end of period (1)	14,637	12,977	9,269

Investment securities: (excluding mortgage-backed and related securities)
Investment securities, beginning of period (1)	19,173	25,012	34,867

Purchases	7,394	5,537	8,619
Sales	—	—	(378)
Maturities	(8,641)	(11,102)	(18,471)
Increase (decrease) in net unrealized gain	(983)	(274)	375

Net increase (decrease) in investment securities	(2,230)	(5,839)	(9,855)

Investment securities (excluding mortgage-backed and related securities), end of period (1)	$16,943	$19,173	$25,012

(1)	At fair value.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2013. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. government agencies and corporations	$3,114	1.39%	$1,252	1.64%	$1,381	1.85%	$—	—%	$5,747	1.55%
States and political subdivisions	—	—	2,417	2.28	7,468	3.12	1,312	1.93	11,197	2.80
Mortgage-backed and related securities	2,948	2.42	7,781	2.10	2,684	1.84	1,223	4.04	14,636	2.28
Federal Home Loan Bank of Cincinnati common stock	—	—	—	—	—	—	2,899	4.19	2,899	4.19
Tenth Street Fund III, L.P. investment	—	—	—	—	—	—	750	6.90	750	6.90

Total	$6,062	1.89%	$11,450	2.09%	$11,533	2.67%	$6,184	4.01%	$35,229	2.58%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2013 and December 31, 2012, the aggregate cash surrender value of these policies was $9.8 million and $9.5 million, respectively. The increase in bank owned life insurance was primarily due to the increase in cash value.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
(In thousands)	2013	2012	2011
Non-interest-bearing accounts	$18,253	$15,640	$12,490
Demand and NOW accounts	65,299	59,560	57,222
Money market accounts	51,562	49,720	49,009
Passbook savings accounts	19,219	17,423	14,328
Certificates of deposit	93,839	91,905	91,063

Total	$248,172	$234,248	$224,112

Non-interest-bearing accounts increased $2.6 million or 16.7% for the year ended December 31, 2013, and increased $3.1 million or 25.2% for the year ended December 31, 2012. The increase in non-interest-bearing accounts is primarily related to an increase in the number of free and commercial checking accounts as a result of marketing programs.

Demand deposit and NOW accounts increased $5.7 million or 9.6% for the year ended December 31, 2013, and increased $2.3 million or 4.1% for the year ended December 31, 2012. The increase in demand deposit and NOW accounts at December 31, 2013 is primarily due to an increase in senior checking accounts as a result of marketing programs and the popularity of the Bank’s senior travel program.

Money market accounts increased $1.8 million or 3.7% for the year ended December 31, 2013, and increased $711,000 or 1.5% for the year ended December 31, 2012. The primary reason for the increase in money market accounts for 2013 was customer’s placement of funds in liquid deposits due to the continued low interest rate environment.

Passbook savings accounts increased $1.8 million or 10.3% for the year ended December 31, 2013, and increased $3.1 million or 21.6% for the year ended December 31, 2012. The primary reason for the increase in passbook savings accounts was customer’s placement of funds in liquid deposits due to the continued low interest rate environment.

Certificates of deposit increased $1.9 million or 2.1% for the year ended December 31, 2013, and increased by $842,000 or 0.9% during the year ended December 31, 2012. The increase in certificates of deposit is primarily due to interest crediting to customer’s accounts as well as increased marketing efforts.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2013, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$4,762
Over three through six months	4,948
Over six through twelve months	6,432
Over twelve months	31,105

Total	$47,247

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
(Dollars in thousands)	2013	2012	2011
0.00—1.00%	$38,876	$29,341	$26,174
1.01—2.00%	20,312	13,013	6,098
2.01—3.00%	20,109	29,213	28,758
3.01—4.00%	14,195	18,064	18,298
4.01—5.00%	277	1,842	4,844
5.01—6.00%	—	356	6,816
6.01—7.00%	—	—	—
7.01—8.00%	—	—	—
8.01—9.00%	70	75	75

Total	$93,839	$91,904	$91,063

The following table sets forth the amount and maturities of time deposits at December 31, 2013.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00—1.00%	$21,625	$11,340	$2,328	$3,583	$38,876	41.43%
1.01—2.00%	9,554	8,908	959	891	20,312	21.64
2.01—3.00%	1,626	6,713	8,206	3,564	20,109	21.43
3.01—4.00%	3,578	10,617	—	—	14,195	15.13
4.01—5.00%	277	—	—	—	277	0.30
5.01—6.00%	—	—	—	—	—	—
6.01—7.00%	—	—	—	—	—	—
7.01—8.00%	—	—	—	—	—	—
8.01—9.00%	—	—	70	—	70	0.07

Total	$36,660	$37,578	$11,563	$8,038	$93,839	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning balance	$234,248	$224,112	$215,687

Increase before interest credited	11,943	8,113	5,998
Interest credited	1,982	2,023	2,427

Net increase in deposits	13,924	10,136	8,425

Ending balance	$248,172	$234,248	$224,112

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$3,000	$3,089	$8,204
Securities sold under agreements to repurchase	1,949	2,436	2,265

Average balance outstanding during period:
Federal Home Loan bank advances	$1,804	$3,038	$7,714
Securities sold under agreements to repurchase	1,528	1,888	1,868

Weighted average interest rate during period:
Federal Home Loan bank advances	4.34%	4.32%	4.36%
Securities sold under agreements to repurchase	0.10%	0.10%	0.10%

Balance outstanding at end of period:
Federal Home Loan bank advances	$—	$3,000	$3,099
Securities sold under agreements to repurchase	1,304	2,110	2,265

Weighted average interest rate at end of period:
Federal Home Loan bank advances	—%	4.33%	4.31%
Securities sold under agreements to repurchase	0.10%	0.10%	0.10%

Results of Operations for the Years Ended December 31, 2013 and 2012

Overview. Net income decreased $291,000, or 11.2%, to $2.3 million for the year ended December 31, 2013, compared to $2.6 million for the year ended December 31, 2012. Our primary source of income during each of the years ended December 31, 2013 and 2012 was net interest income, which decreased from $11.8 million for the year ended December 31, 2012 to $11.6 million for the year ended December 31, 2013.

Net Interest Income. Net interest income decreased by $272,000, or 2.3%, to $11.6 million for the year ended December 31, 2013, as compared to $11.8 million for the year ended December 31, 2012. Total interest income decreased by $776,000, or 5.4%, and loan interest income decreased by $624,000, or 4.6%, during the year ended December 31, 2013, due primarily to repricing throughout the year to lower market interest rates. Total interest expense decreased by $504,000, or 19.1%, during the year ended December 31, 2013, while average interest-bearing liabilities increased $3.3 million, or 1.5%. The primary reason for the decrease in interest expense was repricing of deposits throughout the year to lower market interest rates.

Provision for Loan Losses. The provision for loan losses was $316,000 for the year ended December 31, 2013, as compared to $1.1 million for the year ended December 31, 2012. The decrease in the provision was primarily attributable to a decrease in net charge offs period over period.

Non-performing loans increased $173,000 from $3.9 million at December 31, 2012 to $4.1 million at December 31, 2013. Non-performing residential mortgage, commercial real estate and multifamily, commercial, and consumer loans increased $152,000, $96,000, $47,000, and $30,000, respectively, while non-performing construction and land loans decreased $152,000. The balance of non-performing loans at December 31, 2013, includes nonaccrual loans of $4.0 million. Residential mortgage loans of $20,000 were over 90 days past due but still accruing interest at December 31, 2013. The balance of nonaccrual loans at December 31, 2013 consists of $2.4 million in residential mortgage loans, $1.4 million in construction and land loans, $96,000 in commercial real estate and multifamily loans, $57,000 in consumer loans, and $47,000 in commercial loans.

Net charge-offs were $360,000 for the year ended December 31, 2013, compared to $771,000 for the year ended December 31, 2012. Charge-offs totaling $594,000 were recorded during the year ended December 31, 2013, in connection with residential mortgage loans ($195,000), construction and land loans ($97,000), and consumer loans ($302,000).

The allowance for loan losses was $4.4 million at December 31, 2013. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

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

	Year Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits at other financial institutions	$24,332	$62	0.25%	$20,420	$51	0.25%	$14,732	$40	0.27%
Loans	218,287	12,794	5.86	211,183	13,418	6.35	201,425	13,297	6.60
Investment securities	20,764	571	2.75	24,578	662	2.70	35,672	992	2.78
Mortgage-backed and related securities	12,463	271	2.18	12,977	337	2.60	8,389	310	3.70
Other interest-earning assets	—	—	—	2,176	6	0.26	2,729	7	0.25

Total interest-earning assets	275,846	13,698	4.97	271,334	14,474	5.33	262,947	14,646	5.57

Non-interest-earning assets	20,326			20,394			20,978

Total assets	$296,172			$291,728			$283,925

Liabilities and equity:
Demand and NOW accounts	$60,946	$114	0.19%	$62,974	$190	0.30%	$52,876	$227	0.43%
Money market accounts	51,126	248	0.49	47,388	225	0.48	49,169	312	0.64
Passbook savings accounts	18,674	22	0.12	16,469	21	0.13	13,925	19	0.14
Certificates of deposit	92,597	1,670	1.80	91,539	2,069	2.26	92,940	2,441	2.63

Total interest-bearing deposits	223,343	2,054	0.92	218,370	2,505	1.15	208,910	2,999	1.44
Federal Home Loan Bank advances	1,804	78	4.34	3,038	131	4.32	7,715	337	4.36
Securities sold under agreements to repurchase	1,528	2	0.10	1,888	2	0.10	1,868	2	0.10

Total interest-bearing liabilities	226,675	2,134	0.94	223,296	2,638	1.18	218,493	3,338	1.53

Non-interest-bearing deposits	20,944			14,604			11,276
Other non-interest-bearing liabilities	4,367			4,063			4,011

Total liabilities	251,986			241,963			233,780
Total equity	44,186			49,765			50,145

Total liabilities and equity	$296,172			$291,728			$283,925

Net interest income		$11,564			$11,836			$11,308

Interest rate spread			4.03			4.15			4.04
Net interest margin			4.19			4.36			4.30
Average interest-earning assets to average interest-bearing liabilities			121.69%			121.51%			120.35%

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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at other financial institutions	$10	$1	$11	$15	$(4)	$11
Loans receivable	451	(1,074)	(623)	644	(523)	121
Investment securities	(103)	11	(92)	(308)	(22)	(330)
Mortgage-backed and related securities	(13)	(53)	(66)	170	(143)	27
Other interest-earning assets	(6)	—	(6)	(1)	—	(1)

Total interest-earning assets	339	(1,115)	(776)	520	(692)	(172)

Interest expense:
Deposits	39	(490)	(451)	(1)	(493)	(494)
Federal Home Loan Bank advances	(53)	—	(53)	(204)	(2)	(206)
Securities sold under agreement to repurchase	—	—	—	—	—	—
Total interest-bearing liabilities	(14)	(490)	(504)	(205)	(495)	(700)

Net increase (decrease) in interest income	$353	$(625)	$(272)	$725	$(197)	$528

Non-interest Income. Total non-interest income was $5.2 and $5.3 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, total non-interest income decreased $140,000, or 2.6%, as compared to the year ended December 31, 2012, primarily due to decreases in fees related to the origination and servicing of mortgage loans on the secondary market and income related to non-sufficient funds charges on deposit accounts of $319,000 and $184,000, respectively. These decreases were partially offset by increases in income related to investment sales commissions, debit card usage income, and income from other deposit related fees of $183,000, $109,000, and $80,000, respectively. All other non-interest income decreased $9,000, net.

Income related to the origination, sale and servicing of mortgage loans on the secondary market decreased primarily due to decreased volume of these loans during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decreased volume is primarily a result of an increase in market rates period over period. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to Bank policy changes implemented during 2012 that limit the number of daily non-sufficient funds charges. The Bank has also broadened its efforts to discontinue overdraft privileges for accounts with a history of excessive usage.

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

Non-interest Expense. Non-interest expense increased by $1.2 million, or 10.2%, to $13.1 million for the year ended December 31, 2013 as compared to $11.9 million for the year ended December 31, 2012. The primary factors effecting the change were increases in expenses related to salary and employee benefits, data processing, occupancy and equipment, and advertising and other expenses of $570,000, $284,000, $168,000, and $129,000, respectively. Salary and benefits expenses increased primarily because of an increase in the total number of employees. The increase in data processing expense was due to a combination of increased debit card transactions and certain costs resulting from the Bank’s conversion to a new core processing system. The primary reason for the increase in occupancy and equipment expense was increased technology maintenance costs as well as additional depreciation expense on purchases of computer hardware. Advertising and other expenses increased primarily due to additional costs arising from the Bank’s transition to a new core processing system as well as an offsetting gain on the sale of foreclosed real-estate during 2012, which was not repeated in 2013. The remaining $58,000 increase in non-interest expense was due to an increase in federal deposit insurance premiums.

Income Tax Expense. Income tax expense for the year ended December 31, 2013, was $1.0 million compared to $1.6 million for the year ended December 31, 2012. The decrease in income tax expense was due primarily to the decrease in taxable income year over year.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.7 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively. The decrease in total comprehensive income resulted from a $291,000 decrease in net income and a $578,000 increase in unrealized losses on securities available for sale, net of tax.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Residential real estate	$2,440	$2,288	$1,447	$569	$1,377
Non-residential real estate	96	—	—	273	410
Construction	1,403	1,555	1,748	974	—
Commercial business	47	—	—	38	36
Consumer	57	27	59	58	174

Total	4,043	3,870	3,254	1,912	1,997

Accruing loans past due 90 days or more:
Residential real estate	20	10	21	64	1
Non-residential real estate	—	—	—	54	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	27	18	24	9	15

Total	47	28	45	127	16
Total of non-accrual and 90 days or more past due loans	4,090	3,898	3,299	2,039	2,013

Real estate owned	413	509	526	1,087	779
Other non-performing assets	8	37	11	16	10

Total non-performing assets	4,511	4,444	3,836	3,142	2,802
Troubled debt restructurings	4,134 (1)	5,232 (1)	6,808 (1)	6,057 (1)	3,515 (1)

Troubled debt restructurings and total non-performing assets	$7,975	$9,257	$9,974	$8,878	$6,317

Total non-performing loans to total loans	1.77%	1.76%	1.58%	1.00%	1.03%
Total non-performing loans to total assets	1.39%	1.34%	1.16%	0.73%	0.73%
Total non-performing assets and troubled debt restructurings to total assets	2.71%	3.17%	3.52%	3.19%	2.28%

(1)	Troubled debt restructurings include $670,000, $419,000, $670,000, $321,000 and $112,000 in non-accrual loans at December 31, 2013, 2012, 2011, 2010 and 2009, respectively, which are also included in non-accrual loans at those respective dates.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2013, we had $4.1 million of these modified loans, which are also referred to as troubled debt restructurings, as compared to $5.2 million at December 31, 2012. At December 31, 2013, $374,000 of the total $4.1 million of troubled debt restructurings were not current and $670,000 were on non-accrual status and included in the non-accrual amounts in the table above. See Note 5 to the notes to the consolidated financial statements for additional information.

Interest income that would have been recorded for the year ended December 31, 2013, and the year ended December 31, 2012, had non-accruing loans and troubled debt restructurings been current according to their original terms, amounted to $363,000 and $94,000, respectively. Interest income of $207,000 and $366,000 related to non-accrual loans and troubled debt restructurings was included in interest income for the year ended December 31, 2013, and the year ended December 31, 2012, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2013	2012	2011
Special mention assets	$3,429	$1,808	$1,690
Substandard assets	10,316	11,879	13,715
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$13,745	$13,687	$15,405

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

	At December 31, 2013
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	11	$916	1	$20
Non-residential real estate	—	—	—	—
Construction	4	381	—	—
Commercial business	1	24	—	—
Consumer	55	342	5	27

Total	71	$1,663	6	$47

	At December 31,
	2012				2011
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	4	$108	1	$10	10	$753	1	$21
Non-residential real estate	1	99	—	—	1	163	—	—
Construction	2	1,704	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	39	183	4	18	39	277	10	24

Total	46	$2,094	5	$28	50	$1,193	11	$45

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2013			2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,442	32.55%	38.20%	$1,349	30.14%	37.38%
Non-residential real estate (1)	2,066	46.61	45.47	1,894	42.32	44.38
Commercial business	332	7.49	5.64	686	15.33	5.66
Consumer	531	11.97	10.69	545	12.19	12.58

Total	4,371	98.62	100.00%	4,474	99.98	100.00%

Unallocated	61	1.38		1	0.02

Total allowance for loan losses	$4,432	100.00%		$4,475	100.00%

	At December 31,
	2011			2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,345	32.28%	38.65%	$1,064	26.83%	49.09%	$986	28.90%	52.11%
Non-residential real estate (1)	1,688	40.52	42.89	2,033	51.27	39.67	1,279	37.47	36.18
Commercial business	565	13.56	6.03	524	13.22	6.27	605	17.73	6.16
Consumer	541	12.99	12.43	319	8.05	4.97	512	15.00	5.55

Total	4,139	99.35	100.00%	3,940	99.37	100.00%	3,382	99.10	100.00%

Unallocated	27	0.65		25	0.63		31	0.90

Total allowance for loan losses	$4,166	100.00%		$3,965	100.00%		$3,413	100.00%

(1)	Includes construction loans.

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of period	$4,475	$4,166	$3,965	$3,413	$3,083

Provision for loan losses	316	1,080	1,980	1,711	1,024

Charge offs:
Residential real estate	195	664	123	545	60
Non-residential real estate	—	—	244	198	196
Construction	97	—	912	—	—
Commercial business	—	16	278	119	228
Consumer	302	229	325	411	274

Total charge-offs	594	909	1,882	1,273	758

Recoveries:
Residential real estate	31	12	26	1	20
Non-residential real estate	—	—	13	34	—
Construction	—	72	—	—	—
Commercial business	147	10	4	—	1
Consumer	57	44	60	79	43

Total recoveries	235	138	103	114	64

Net charge-offs (recoveries)	359	771	1,779	1,159	694

Allowance for loan losses at end of period	$4,432	$4,475	$4,166	$3,965	$3,413

Allowance for loan losses to non-performing loans	108.36%	114.80%	126.28%	194.46%	169.54%
Allowance for loan losses to total loans outstanding at the end of the period	1.92%	2.02%	1.99%	1.94%	1.75%
Net charge-offs (recoveries) to average loans outstanding during the period	0.16%	0.34%	0.86%	0.59%	0.36%

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

At December 31, 2013, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $15.1 million. Securities classified as available-for-sale, amounting to $31.6 million at December 31, 2013, provide an additional source of liquidity. In addition, at December 31, 2013, the Bank had the ability to borrow a total of approximately $38.5 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2013, the Bank had $11.8 million in letters of credit to secure public funds deposits and no outstanding advances from the Federal Home Loan Bank of Cincinnati.

At December 31, 2013, the Bank had $30.0 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2013 totaled $36.7 million, or 39.1% of certificates of deposit. The Bank believes that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or before December 31, 2014. The Bank believes, however, based on past experience that a significant portion of those certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires its own funds to pay any dividends to its shareholders and to pay for any repurchases of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $7.2 million.

The following tables present certain of our contractual obligations at December 31, 2013.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Deferred director fee arrangements	$520	$68	$180	$155	$117
Deferred compensation arrangements	1,711	42	59	312	1,298
Operating lease obligations	587	208	379	—	—
Total	$2,818	$318	$618	$467	$1,415

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

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Investing activities:
Loan purchases	$3,927	$10	$813
Loan originations	111,159	122,696	106,267
Loan principal repayments	68,157	59,922	81,299
Loan sales	38,041	49,899	20,267
Proceeds from calls, maturities and principal repayments of investment securities	8,641	11,102	18,471
Proceeds from calls, maturities and principal repayments of mortgage-backed and related securities	3,069	2,850	2,326
Proceeds from sales of investment securities available- for-sale	—	—	378
Proceeds from sales of mortgage-backed and related securities available-for-sale	—	—	—
Purchases of investment securities	7,394	5,537	8,619
Purchases of mortgage-backed and related securities	5,068	6,650	4,900

Financing activities:
Increase (decrease) in deposits	$13,924	$10,136	$8,425
Increase (decrease) in Federal Home Loan Bank advances	(3,000)	(99)	(5,115)
Increase (decrease) in securities sold under agreements to repurchase	(806)	(155)	1,470

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” and note 10 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

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

For the year ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

Below is information regarding our other executive officers who are not also directors. Each individual has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2013.

Michael R. Hutsell is Treasurer and Chief Financial Officer of the Company and Vice President, Chief Operating Officer and Chief Financial Officer of the Bank. Mr. Hutsell joined the Bank in August 1998. Age 47.

Jay Leggett, Jr. has served as City President of the Bank’s Cleveland Division since March 2006. From November 2003 to March 2006, Mr. Leggett was Senior Vice President of Lending for Bradley and Hamilton Counties, Tennessee at First Citizens Bank. Age 49.

Ross A. Millsaps has served as Vice President and Chief Credit Officer of the Bank since April 2006. Before that time, Mr. Millsaps was a bank regulatory examiner with the Office of Thrift Supervision. Age 47.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.athensfederal.com.

Item 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	236,062	11.50	41,663
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	236,062	11.50	41,663

The Company does not maintain any equity compensation plans that have not been approved by its security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr* (5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell* (5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr* (5)

10.9	2010 Equity Incentive Plan (6)

21.0	Subsidiaries

23.0	Consent of Mauldin & Jenkins, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Athens Bancshares Corporation

Athens, Tennessee

We have audited the accompanying consolidated balance sheet of Athens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Athens Bancshares Corporation and subsidiary as of December 31, 2012 and for the year then ended were audited by other auditors who have ceased operations and whose report dated March 14, 2013, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athens Bancshares Corporation and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted account principles.

/s/ MAULDIN & JENKINS, LLC

Chattanooga, Tennessee

March 14, 2014

The report below is a copy of the report issued by the Company’s previous independent auditors Hazlett, Lewis & Bieter, PLLC

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

Hazlett, Lewis & Bieter, PLLC

Chattanooga, Tennessee

March 14, 2013

Market Court, Suite 300 • 537 Market Street • Chattanooga, Tennessee 37402-1239 • Telephone (423)756-6133
Fax: (423)756-2727 • E-mail: hlb@hlbcpa.com • Website: http://www.hlbcpa.com

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS

Cash and due from banks	$11,119,410	$16,236,135
Interest-bearing deposits in banks	4,015,977	4,015,977

Total cash and cash equivalents	15,135,387	20,252,112
Interest-bearing time deposits in banks	—	249,000
Securities available for sale	31,580,183	32,150,108
Investments, at cost	3,648,800	3,393,800
Loans, net of allowance for loan losses of $4,432,069 and $4,475,302 at December 31, 2013 and December 31, 2012, respectively	226,206,014	217,274,617
Premises and equipment, net	4,532,838	4,604,882
Accrued interest receivable	978,201	914,361
Cash surrender value of bank owned life insurance	9,812,685	9,512,171
Foreclosed real estate	413,150	508,529
Other assets	2,505,156	2,772,917

Total assets	$294,812,414	$291,632,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$18,252,633	$15,640,110
Interest-bearing	229,919,419	218,607,993

Total deposits	248,172,052	234,248,103
Accrued interest payable	152,897	158,299
Securities sold under agreements to repurchase	1,303,789	2,109,541
Federal Home Loan Bank advances	—	3,000,000
Accrued expenses and other liabilities	4,075,481	4,112,150

Total liabilities	253,704,219	243,628,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized;
2,777,250 shares issued and 1,890,990 outstanding at December 31, 2013 and 2,358,568 outstanding at December 31, 2012	18,910	23,586
Additional paid-in capital	18,523,039	22,774,875
Common stock acquired by benefit plans:
Restricted stock	(616,575)	(878,732)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,629,320)	(1,777,440)
Retained earnings	24,880,822	27,319,933
Accumulated other comprehensive income	(68,681)	542,182

Total stockholders’ equity	41,108,195	48,004,404

Total liabilities and stockholders’ equity	$294,812,414	$291,632,497

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013 and 2012

	2013	2012
Interest and dividend income:
Loans, including fees	$12,794,430	$13,418,112
Dividends	177,048	146,700
Securities and interest-bearing deposits in other banks	726,740	909,541

Total interest income	13,698,218	14,474,353

Interest expense:
Deposits	2,054,429	2,504,873
Federal funds purchased and securities sold under agreements to repurchase	1,527	1,878
Federal Home Loan Bank advances	78,278	131,220

Total interest expense	2,134,234	2,637,971

Net interest income	11,563,984	11,836,382
Provision for loan losses	316,393	1,080,277

Net interest income after provision for loan losses	11,247,591	10,756,105

Noninterest income:
Customer service fees	2,029,982	2,036,032
Other charges and fees	1,651,307	1,776,849
Investment sales commissions	570,227	387,347
Increase in cash surrender value of life insurance	361,647	339,310
Other noninterest income	573,748	787,029

Total noninterest income	5,186,911	5,326,567

Noninterest expenses:
Salaries and employee benefits	7,483,639	6,913,896
Occupancy and equipment	1,578,089	1,409,960
Federal deposit insurance premiums	212,248	153,327
Data processing	1,191,684	907,661
Advertising	173,515	180,160
Other operating expenses	2,440,887	2,305,741

Total noninterest expenses	13,080,062	11,870,745

Income before income taxes	3,354,440	4,211,927
Income tax expense	1,042,347	1,608,652

Net income	$2,312,093	$2,603,275

Earnings per common share:
Basic	$1.18	$1.12
Diluted	$1.13	$1.09
Dividends per common share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013 and 2012

	2013	2012
Net income	$2,312,093	$2,603,275
Other comprehensive income (loss), before tax:
Unrealized holding losses on securities available for sale	(985,263)	(53,254)
Income tax benefit related to other comprehensive income items	374,400	20,236

Other comprehensive loss, net of tax	(610,863)	(33,018)

Comprehensive income	$1,701,230	$2,570,257

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2012

					Common	Accumulated
	Shares of		Additional		Stock	Other
	Common	Common	Paid-In	Retained	Acquired By	Comprehensive
	Stock	Stock	Capital	Earnings	Benefit Plans	Income	Total
Balance, December 31, 2011	2,686,060	$26,860	$25,745,943	$27,222,837	$(3,020,527)	$575,200	$50,550,313

Net income		—	—	2,603,275	—	—	2,603,275
Other comprehensive loss	—	—	—	—	—	(33,018)	(33,018)
Dividends—$0.20 per share	—	—	—	(473,169)	—	—	(473,169)
Release of restricted stock plan shares	—	—	(216,236)	—	216,236	—	—
Shares released by ESOP trust	—	—	74,505	—	148,119	—	222,624
Stock compensation expense	—	—	294,937	—	—	—	294,937
Repurchase and retirement of Company common stock	(327,492)	(3,274)	(3,124,274)	(2,033,010)	—	—	(5,160,558)

Balance, December 31, 2012	2,358,568	23,586	22,774,875	27,319,933	(2,656,172)	542,182	48,004,404

Net income		—	—	2,312,093	—	—	2,312,093
Other comprehensive loss		—	—	—	—	(610,863)	(610,863)
Dividends—$0.20 per share		—	—	(401,217)	—	—	(401,217)
Release of restricted stock plan shares		—	(262,157)	—	262,157	—	—
Shares released by ESOP trust		—	120,587	—	148,120	—	268,707
Stock compensation expense		—	350,428	—	—	—	350,428
Repurchase and retirement of Company common stock	(467,578)	(4,676)	(4,460,694)	(4,349,987)	—	—	(8,815,357)

Balance, December 31, 2013	1,890,990	$18,910	$18,523,039	$24,880,822	$(2,245,895)	$(68,681)	$41,108,195

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,312,093	$2,603,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	588,215	476,818
Amortization of securities and other assets	393,850	385,867
Provision for loan losses	316,393	1,080,277
Deferred income taxes	60,322	(102,768)
Other gains and losses, net	(89,739)	(91,092)
Stock based compensation expense	619,135	517,561
Net change in:
Cash surrender value of life insurance	(300,514)	(288,324)
Accrued interest receivable	(63,840)	53,001
Accrued interest payable	(5,402)	(12,116)
Prepaid FDIC assessment	427,353	144,013
Other assets and liabilities	44,484	244,194

Net cash provided by operating activities	4,302,350	5,010,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing time deposits in banks	249,000	—
Securities available for sale:
Purchases	(12,461,832)	(12,186,716)
Maturities, prepayments and calls	11,725,978	13,952,286
Investments, at cost
Purchases	(255,000)	(495,000)
Loan originations and principal collections, net	(9,543,070)	(14,340,075)
Purchases of premises and equipment	(731,582)	(503,940)
Proceeds from sales of premises and equipment	237,105	—
Proceeds from sales of foreclosed real estate	458,703	989,833

Net cash used in investing activities	(10,320,698)	(12,583,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,923,949	10,135,894
Net decrease in securities sold under agreements to repurchase	(805,752)	(155,467)
Repayment of Federal Home Loan Bank advances	(3,000,000)	(99,119)
Repurchase and retirement of Company common stock	(8,815,357)	(5,160,558)
Dividends paid	(401,217)	(473,169)

Net cash provided by financing activities	901,623	4,247,581

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,116,725)	(3,325,325)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,252,112	23,577,437

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,135,387	$20,252,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$2,139,636	$2,650,087
Income taxes paid	1,218,013	1,671,461

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$306,633	$888,984

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

December 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies  (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, money market mutual funds and federal funds sold, all of which mature within ninety days.

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

The Company conducts a regular assessment of its securities portfolio to determine whether any securities are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies  (Continued)

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage and commercial real estate loans located primarily in the East Tennessee area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

December 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies  (Continued)

Allowance for loan losses (Continued)

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

As part of management’s assessment of the allowance, management divides the loan portfolio into five segments: commercial, residential 1-4 family, commercial real estate and multi-family, construction and land and consumer and other. Each segment is then analyzed such that a specific and general allocation of the allowance is estimated for each loan segment.

A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Commercial real estate, including commercial construction loans, represents 37.6 percent of the loan portfolio at December 31, 2013, and 36.4 percent of the loan portfolio at December 31, 2012.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The Company primarily services loans for the Federal Home Loan Mortgage Corporation.

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

Cash surrender value of bank owned life insurance

The Company maintains bank-owned life insurance policies (“BOLI”) on certain key executives and directors to help offset the rising cost of employee benefits and to assist in the funding of deferred compensation and other employee benefits. BOLI is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2013 and 2012, the aggregate cash surrender value of these policies was $9,813,000 and $9,512,000, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies  (Continued)

Income taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense—current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Company’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2010.

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

Variable interest entities

An entity is referred to as a variable interest entity (“VIE”) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2013, the Company was not involved with any entity that is deemed to be a VIE.

Securities sold under agreements to repurchase

The Bank enters into sales of securities under agreements to repurchase identical securities the next day.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies  (Continued)

Segment reporting

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the operations of the Bank and its subsidiaries, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Southland and Ti-Serv, Inc. for the years ended

December 31, 2013 and 2012, were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

The Company originates fixed-rate mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. The Company may be required to repurchase a previously sold mortgage loan if there is material noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. The Company has been notified by FHLMC that two loans previously sold to them may not have qualified under their terms of purchase, and the Company may be required to repurchase these loans in the future. At December 31, 2013, the aggregate outstanding balance of loans subject to this recourse obligation was approximately $18,000. No loans were required to be repurchased for the years ended December 31, 2013 or December 31, 2012. Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not significant to the consolidated financial statements. Loans held for sale are classified as loans on the Consolidated Balance Sheets and were not significant for the years ended December 31, 2013 or 2012. All loans held for sale at December 31, 2013 closed within ten days of year end.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Employee stock ownership plan

The Company accounts for the Bank’s Employee Stock Ownership Plan (“ESOP”) in accordance with the GAAP. ESOP shares are considered to be outstanding for the computation of EPS as they are committed to be released.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 1. Summary of Significant Accounting Policies  (Continued)

Recent accounting pronouncements (Continued)

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Subsequent events

The Company has evaluated subsequent events for potential recognition and disclosures in the consolidated financial statements and accompanying notes included in this annual report.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

Note 2. Cash and Cash Equivalents

Restrictions on cash and due from banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, these reserve balances amounted to $1,501,000 and $941,000, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 3. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2013 and December 31, 2012, are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$5,825,027	$14,733	$(93,496)	$5,746,264
Mortgage-backed and related securities (1)	14,514,702	189,224	(66,861)	14,637,065
State and municipal securities	11,351,230	153,436	(307,812)	11,196,854

	$31,690,959	$357,393	$(468,169)	$31,580,183

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$13,233,968	$117,177	$—	$13,351,145
Mortgage-backed and related securities (1)	12,605,316	371,395	(6)	12,976,705
State and municipal securities	5,436,337	394,395	(8,474)	5,822,258

	$31,275,621	$882,967	$(8,480)	$32,150,108

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of December 31, 2013 and 2012, the Company did not have any securities classified as held-to-maturity.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 3. Securities  (Continued)

The amortized cost and estimated fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$3,104,640	$3,113,774
Due after one year through five years	3,727,669	3,668,414
Due five years to ten years	8,976,060	8,849,370
Due after ten years	1,367,888	1,311,560
Mortgage-backed securities	14,514,702	14,637,065

Total	$31,690,959	$31,580,183

The Company had no realized gains or losses for the years ended December 31, 2013 or December 31, 2012.

The Company has pledged securities with carrying values of approximately $17,507,000 and $20,281,000 (which approximates market values) to secure deposits of public and private funds as of December 31, 2013 and December 31, 2012, respectively.

Securities with gross unrealized losses at December 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities Available for Sale:
Securities of U.S. Government agencies and corporations	$1,905	$(93)	$—	$—	$1,905	$(93)
State and municipal securities	5,104	(283)	411	(25)	5,515	(308)
Mortgage-backed and related securities	8,332	(67)	—	—	8,332	(67)

	$15,341	$(443)	$411	$(25)	$15,752	$(468)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 3. Securities  (Continued)

Unrealized losses on securities at December 31, 2012, were not significant.

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments—Debt and Equity Securities.

At December 31, 2013, there were 22 securities with unrealized losses that had depreciated 2.89 percent from the Company’s amortized cost basis. At December 31, 2012, there were two securities with unrealized losses that had depreciated 1.90 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether another-than-temporary impairment has occurred. The Company did not have any securities that were classified as other-than-temporarily-impaired at December 31, 2013.

Note 4. Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at December 31, 2013 and 2012, consist of:

	December 31, 2013	December 31, 2012
Federal Home Loan Bank of Cincinnati common stock	$2,898,800	$2,898,800
Tenth Street Fund III, L.P. investment	750,000	495,000

	$3,648,800	$3,393,800

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

While the Federal Home Loan Banks have been negatively impacted by current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2013 and 2012, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2013 or 2012.

Tenth Street Capital Fund III, L.P. is a limited partnership investment in which the Bank holds an ownership interest of less than 3 percent and does not exercise significant influence over the Fund. As such, this investment is accounted for under the cost method of accounting.

Note 5. Loans and Allowance for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at December 31, 2013 and 2012.

	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$88,414,921	$83,159,454
Commercial real estate and multi-family (5 or more units)	74,497,078	76,752,945
Construction and land	30,720,741	21,998,286

	193,632,740	181,910,685
Commercial loans	13,058,544	12,591,324
Consumer and other	24,732,518	27,992,762

Total loans	231,423,802	222,494,771
Less: Allowance for loan losses	(4,432,069)	(4,475,302)
Unearned interest and fees	(396,470)	(447,656)
Net deferred loan origination fees	(389,249)	(297,196)

Loans, net	$226,206,014	$217,274,617

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5. Loans and Allowance for Loan Losses  (Continued)

Activity in the allowance for loan losses for 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
Beginning balance	$4,475,302	$4,166,468
Provision for loan losses	316,393	1,080,277
Loans charged-off	(594,470)	(908,963)
Recoveries	234,844	137,520

Ending balance	$4,432,069	$4,475,302

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$—	$1,090,060
General reserves	244,980	897,380	1,023,783	652,974	461,508	61,384	3,342,009

Total reserves	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

Impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$—	$10,316,047
Performing loans	11,157,335	82,593,346	74,047,481	28,905,448	24,404,145	—	221,107,755

Total	$13,058,544	$88,414,921	$74,497,078	$30,720,741	$24,732,518	$—	$231,423,802

	December 31, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$—	$1,721,786
General reserves	231,445	608,979	965,336	457,514	489,382	860	2,753,516

Total reserves	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$—	$11,878,857
Performing loans	10,721,058	76,831,621	75,331,777	20,019,891	27,711,567	—	210,615,914

Total	$12,591,324	$83,159,454	$76,752,945	$21,998,286	$27,992,762	$—	$222,494,771

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5. Loans and Allowance for Loan Losses  (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2011 to December 31, 2013 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2011	$564,853	$1,344,604	$1,006,036	$681,871	$541,458	$27,646	$4,166,468
Provision (reallocation) for loan losses	127,298	656,567	68,959	64,938	189,301	(26,786)	1,080,277
Loans charged-off	(16,034)	(663,729)	—	—	(229,200)	—	(908,963)
Recoveries	9,948	11,480	—	72,175	43,917	—	137,520

Balance, December 31, 2012	686,065	1,348,922	1,074,995	818,984	545,476	860	4,475,302
Provision (reallocation) for loan losses	(500,574)	257,300	33,963	235,242	229,938	60,524	316,393
Loans charged-off	—	(194,671)	—	(97,500)	(302,299)	—	(594,470)
Recoveries	146,447	30,955	—	—	57,442	—	234,844

Balance, December 31, 2013	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

The following tables present loans individually evaluated for impairment by class of loans:

	December 31, 2013
	Commercial	Residential 1- 4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$47,141	$3,285,685	$247,422	$346,571	$78,393	$4,005,212
With a valuation allowance	1,854,068	2,535,890	202,175	1,468,722	249,980	6,310,835

Recorded investment in impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$10,316,047

Unpaid principal balance of impaired loans	$1,941,056	$6,232,048	$449,597	$2,752,396	$328,843	$11,703,940

Valuation allowance related to impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$1,090,060

Average investment in impaired loans	$1,878,458	$8,658,167	$880,839	$1,869,016	$327,904	$13,614,384

Interest income recognized on impaired loans	$101,112	$353,260	$55,697	$7,275	$20,066	$537,410

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5. Loans and Allowance for Loan Losses  (Continued)

	December 31, 2012
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$34,885	$2,112,736	$1,061,923	$768,424	$73,927	$4,051,895
With a valuation allowance	1,835,381	4,215,097	359,245	1,209,971	207,268	7,826,962

Recorded investment in impaired loans	$1,870,266	$6,327,833	$1,421,168	$1,978,395	$281,195	$11,878,857

Unpaid principal balance of impaired loans	$1,910,113	$6,719,860	$1,421,168	$2,817,998	$281,865	$13,151,004

Valuation allowance related to impaired loans	$454,620	$739,943	$109,659	$361,470	$56,094	$1,721,786

Average investment in impaired loans	$2,254,699	$5,750,530	$2,117,175	$2,031,800	$506,201	$12,660,405

Interest income recognized on impaired loans	$114,732	$333,710	$104,273	$29,077	$35,663	$617,455

The following tables present an aged analysis of past due loans:

	December 31, 2013
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non-Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing
Residential 1-4 family	$915,785	$2,440,384	$3,356,169	$85,058,752	$88,414,921	$20,128
Commercial real estate and multifamily	—	96,055	96,055	74,401,023	74,497,078	—
Construction and land	381,336	1,402,960	1,784,296	28,936,445	30,720,741	—
Commercial	24,515	47,141	71,656	12,986,888	13,058,544	—
Consumer and other	341,647	56,953	398,600	24,333,918	24,732,518	27,182

Total	$1,663,283	$4,043,493	$5,706,776	$225,717,026	$231,423,802	$47,310

	December 31, 2012
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non-Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing
Residential 1-4 family	$107,603	$2,298,290	$2,405,893	$80,753,561	$83,159,454	$10,237
Commercial real estate and multifamily	99,229	—	99,229	76,653,716	76,752,945	—
Construction and land	1,704,110	1,555,346	3,259,456	18,738,830	21,998,286	—
Commercial	—	—	—	12,591,324	12,591,324	—
Consumer and other	183,383	44,962	228,345	27,764,417	27,992,762	18,160

Total	$2,094,325	$3,898,598	$5,992,923	$216,501,848	$222,494,771	$28,397

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$81,288,044	$1,305,302	$5,821,575	$—	$—	$88,414,921
Commercial real estate and multifamily	73,918,715	128,766	449,597	—	—	74,497,078
Construction and land	27,155,327	1,750,121	1,815,293	—	—	30,720,741
Commercial	11,157,335	—	1,901,209	—	—	13,058,544
Consumer and other	24,159,285	244,860	328,373	—	—	24,732,518

Total	$217,678,706	$3,429,049	$10,316,047	$—	$—	$231,423,802

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$75,378,535	$1,453,086	$6,327,833	$—	$—	$83,159,454
Commercial real estate and multifamily	75,200,270	131,507	1,421,168	—	—	76,752,945
Construction and land	19,962,200	57,691	1,978,395	—	—	21,998,286
Commercial	10,721,058	—	1,870,266	—	—	12,591,324
Consumer and other	27,546,270	165,297	281,195	—	—	27,992,762

Total	$208,808,333	$1,807,581	$11,878,857	$—	$—	$222,494,771

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

The following presents information related to loans modified as a TDR:

	Year Ended December 31, 2013
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential 1-4 family	1	$64,088	$64,088
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	9	43,463	43,463

	10	$107,552	$107,552

	Year Ended December 31, 2012
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential 1-4 family	3	$263,937	$263,937
Commercial real estate and multifamily	1	99,687	99,687
Construction and land	2	29,629	29,629
Commercial	—	—	—
Consumer and other	12	77,614	77,614

	18	$470,867	$470,867

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5. Loans and Allowance for Loan Losses  (Continued)

The following sets forth loans modified in a TDR for the years ended December 31, 2013 and 2012, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the same respective year:

Year Ended December 31, 2013
	Number of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	7,205

	2	$7,205

	Year Ended December 31, 2012
	Number of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	2	$219,225
Commercial real estate and multifamily	—	—
Construction and land	1	5,433
Commercial	—	—
Consumer and other	3	9,693

	6	$234,351

Note 6. Premises and Equipment

A summary of the Company’s premises and equipment is as follows:

	December 31,
	2013	2012
Land	$931,580	$1,101,580
Buildings	5,548,905	5,601,140
Leasehold improvements	115,105	106,525
Equipment	5,754,231	5,153,036
Automobiles	17,348	17,348
Construction in progress	78,416	—

	12,445,585	11,979,629
Less accumulated depreciation	(7,912,747)	(7,374,747)

	$4,532,838	$4,604,882

Depreciation expense amounted to $588,215 and $476,818 for the years ended December 31, 2013 and 2012, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more were $47,246,566 and $43,216,075 at December 31, 2013 and 2012, respectively. Deposit accounts are federally insured up to $250,000 per depositor.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	$36,660,485
2015	37,578,384
2016	11,562,045
2017	5,980,586
2018	2,057,018

$93,838,518

Deposit interest expense for the years ended December 31, 2013 and 2012, is as follows:

	December 31,
	2013	2012
Demand deposit and NOW accounts	$114,026	$190,328
Money market accounts	248,126	225,301
Savings accounts	21,553	20,598
IRA accounts	443,617	615,508
Certificates of deposit	1,227,107	1,453,138

	$2,054,429	$2,504,873

The Bank had one deposit relationship that approximated 6.0 percent of total deposits at December 31, 2012. There were no deposit relationships that exceed 5.0 percent of total deposits at December 31, 2013.

Note 8. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase averaged approximately $1,530,000 and $1,890,000 for the years ended December 31, 2013 and 2012, respectively.

Note 9. Federal Home Loan Bank Advances and Letters of Credit

All FHLB advances matured and were paid in 2013. No amounts were outstanding at December 31, 2013. Advances outstanding at December 31, 2012 were $3,000,000.

Pursuant to collateral agreements with the FHLB, the letters of credit described below are secured by the Bank’s FHLB stock and qualifying first mortgage loans, totaling approximately $15,822,000 and $21,031,000 as of December 31, 2013 and 2012, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 9. Federal Home Loan Bank Advances and Letters of Credit  (Continued)

The Bank also has a Standby Letter of Credit for Public Unit Deposit Collateralization Line with the FHLB which provides an alternative for the Bank instead of pledging securities to public depositors up to a maximum credit line of approximately $18,000,000. This line of credit is secured by the collateral described above. The FHLB issues irrevocable letters of credit on behalf of the Bank to certain public entities which are depositors of the Bank. Letters of credit outstanding as of December 31, 2013 and 2012, were $11,750,000 and $11,750,000, respectively.

Note 10. Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, which historically had been the Office of Thrift Supervision (OTS). Under the Dodd-Frank Act of 2010, the OTS was eliminated and responsibility for the supervision and regulation of the Bank was transferred to the Office of the Comptroller of the Currency (OCC) on July 21, 2011. The OCC is now the agency that is primarily responsible for the regulation and supervision of national banks and federal savings associations. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and December 31, 2012, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 10. Minimum Regulatory Capital Requirements  (Continued)

The Bank’s actual capital amounts and ratios are presented in the following tables. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)	$34,472	17.01%	$16,216	8.00%	$20,271	10.00%
Tier I capital (to risk-weighted assets)	31,915	15.74%	8,108	4.00%	12,162	6.00%
Tier I capital (to adjusted total assets)	31,915	10.84%	11,777	4.00%	14,721	5.00%
Tangible capital (to adjusted total assets)	31,915	10.84%	4,416	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purpose		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)	$41,490	21.33%	$15,559	8.00%	$19,449	10.00%
Tier I capital (to risk-weighted assets)	39,034	20.07%	7,780	4.00%	11,669	6.00%
Tier I capital (to adjusted total assets)	39,034	13.43%	11,625	4.00%	14,531	5.00%
Tangible capital (to adjusted total assets)	39,034	13.43%	4,359	1.50%	N/A	N/A

Note 11. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$865,218	$918,500
Deferred compensation	993,953	887,302
Executive benefit plan	102,744	117,940
Other	546,434	448,957

	2,508,349	2,372,699

Deferred tax liabilities:
FHLB stock dividends	375,510	375,510
Depreciable assets	425,986	288,582
Other	327,334	643,168

	1,128,830	1,307,260

Net deferred tax assets	$1,379,519	$1,065,439

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 11. Income Taxes  (Continued)

The provision for income taxes charged to income for the years ended December 31, 2013 and 2012, consists of the following:

	Years Ended December 31,
	2013	2012
Current tax expense	$982,025	$1,711,420
Deferred expense (benefit)	60,322	(102,768)

Provision for income taxes	$1,042,347	$1,608,652

The income tax provision is less than the expected tax provision computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	Years Ended December 31,
	2013	%	2012	%
Expected tax at statutory rates	$1,141,000	34.00%	$1,432,000	34.00%
Tax-exempt earnings on life insurance policies	(112,510)	(3.34)	(129,922)	(3.09)
Tax-exempt interest	(80,157)	(2.39)	(75,018)	(1.78)
State income taxes, net of federal income tax benefit	143,905	4.29	180,691	4.29
Other	(49,891)	(1.49)	200,901	4.77

Provision for income taxes	$1,042,347	31.07%	$1,608,652	38.19%

Note 12. Employee Benefits

401(k) Plan

The Bank has adopted a 401(k) plan covering substantially all employees. Employees are allowed to contribute up to 75% of earnings, subject to Internal Revenue Service limitations. In addition, the Bank will match a portion of the employees’ contributions. The expenses incurred by the Bank for the plan totaled $263,764 and $156,332 for the years ended December 31, 2013 and 2012, respectively.

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

December 31, 2013 and 2012

Note 12. Employee Benefits  (Continued)

2010 Equity Incentive Plan (Continued)

Under terms of the 2010 Plan, the Company is authorized to issue up to 277,725 stock options and up to 111,090 shares of restricted stock.

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended December 31, 2013 and 2012, the Company recorded stock compensation expense of $54,151 and $54,151, respectively. At December 31, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $95,000.

A summary of the activity in the 2010 Plan as of December 31, 2013 and 2012, is presented in the following table:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price
Outstanding at beginning of year	236,062	$11.50		236,062	$11.50
Granted	—	N/A		—	N/A
Exercised	—	N/A		—	N/A
Forfeited	—	N/A		—	N/A

Outstanding at end of year	236,062	11.50	$1,964,036	236,062	11.50

Options exercisable at year-end	141,637	$11.50	1,178,422	94,425	$11.50

Weighted-average fair value of options granted during the year	$—			$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 12. Employee Benefits  (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	236,062	$11.50	7.00	141,637	$11.50

Information pertaining to non-vested options for the year ended December 31, 2013, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2012	141,637	$1.27
Granted	—	—
Vested	(47,212)	1.27
Forfeited	—	—

Non-vested options, December 31, 2013	94,425	$1.27

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

For the years ended December 31, 2013 and 2012, the Company recognized $296,277 and $240,786, respectively, in compensation expense attributable to shares that have been awarded. At December 31, 2013, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $944,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 12. Employee Benefits  (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the year ended December 31, 2013, is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2012	92,205	$13.45
Shares awarded	—	—
Restrictions lapsed and shares released	(22,218)	13.34
Shares forfeited	—	—

Unvested at December 31, 2013	69,987	$13.49

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense for the years ended December 31, 2013 and 2012, respectively was $268,707 and $222,624.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 12. Employee Benefits  (Continued)

Employee Stock Ownership Plan (Continued)

A detail of ESOP shares is as follows:

	December 31, 2013	December 31, 2012
Allocated shares	59,248	44,436
Unallocated shares	162,932	177,744

Total ESOP shares	222,180	222,180

Fair value of unreleased shares	$3,229,312	$2,934,553

Executive Benefit Plans

The Company has employment agreements with three of its executive officers for post-retirement compensation and other related benefits. As of December 31, 2013 and 2012, the net present value liability of these benefits was approximately $1,455,000 and $1,141,000, respectively. The expenses incurred by the Company for these executive benefits totaled $314,018 and $295,414 for the years ended December 31, 2013 and 2012, respectively.

The Bank has an agreement with its former president that resulted in a net present value liability of $268,332 and $308,017 at December 31, 2013 and 2012, respectively. The expenses incurred by the Bank for such benefits were $17,343 and $19,645 for the years ended December 31, 2013 and 2012, respectively.

Note 13. Deferred Compensation

The Bank has established deferred compensation plans for the benefit of its board of directors. Under the plans, any director electing to defer directors’ fees will be entitled to receive the accumulated benefits, including interest earned, over a period of five to fifteen years following retirement. The Bank recognizes the liability for these benefits over the service period. As of December 31, 2013 and December 31, 2012, the liability for these benefits was $519,902 and $605,354, respectively. The expenses incurred by the Bank for these plans totaled $14,770 and $6,496 for the years ended December 31, 2013 and 2012, respectively. The Bank, utilizing BOLI, has insured the lives of certain directors who participate in the deferred compensation plans to assist in the funding of the deferred compensation liability. The Bank is the owner and beneficiary of the insurance policies.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2013 and 2012.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 14. Fair Value Disclosures  (Continued)

Cash surrender value of bank owned life insurance:

The carrying amounts of cash surrender value of BOLI approximate their fair value. The carrying amount is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 2 of the valuation hierarchy.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 14. Fair Value Disclosures  (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$5,746,264	$—	$5,746,264	$—
Mortgage-backed securities	14,637,065	—	14,637,065	—
State and municipal securities	11,196,854	—	11,196,854	—

Total securities available for sale	$31,580,183	$—	$31,580,183	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$13,351,145	$—	$13,351,145	$—
Mortgage-backed securities	12,976,705	—	12,976,705	—
State and municipal securities	5,822,258	—	5,822,258	—

Total securities available for sale	$32,150,108	$—	$32,150,108	$—

At December 31, 2013 and December 31, 2012, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2 during the years ended December 31, 2013 and 2012.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 14. Fair Value Disclosures  (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$5,220,775	$—	$2,623,325	$2,597,450
Foreclosed real estate	413,150	—	413,150	—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$6,105,176	$—	$3,782,329	$2,322,847
Foreclosed real estate	508,529	—	508,529	—

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,135,387	$15,135,387	$20,252,112	$20,252,112
Interest-bearing time deposits in banks	—	—	249,000	249,000
Securities	31,580,183	31,580,183	32,150,108	32,150,108
Investments, at cost	3,648,800	3,648,800	3,393,800	3,393,800
Loans, net	226,206,014	227,272,387	217,274,617	218,911,770
Cash surrender value of bank owned life insurance	9,812,685	9,812,685	9,512,171	9,512,171
Accrued interest receivable	978,201	978,201	914,361	914,361

Financial liabilities:
Deposits	248,172,052	252,724,560	234,248,103	240,140,950
Securities sold under agreements to repurchase	1,303,789	1,303,789	2,109,541	2,109,541
Federal Home Loan Bank advances	—	—	3,000,000	3,073,288
Accrued interest payable	152,897	152,897	158,299	158,299

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 15. Related Party Transactions

In the ordinary course of business, the Bank grants loans to principal officers and directors and their affiliates. The Bank is generally prohibited from making loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this prohibition, federal regulations permit the Bank to make loans to executive officers at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer over any other employee. All Bank employees are provided a reduction in their interest rate of approximately 1.00%. Other than a reduced interest rate, the loans are made on substantially the same terms as those prevailing at the time for comparable transactions with other persons. Directors do not participate in this benefit program. Loans to directors are substantially on the same rates and terms offered to the general public. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Activity for the years ended December 31, 2013 and 2012, consisted of the following:

	2013	2012
Beginning balance	$424,912	$692,131

New loans	263,244	322,593
Repayments	(334,508)	(589,812)

Ending balance	$353,648	$424,912

The Bank held related party deposits of $4,709,591 and $4,184,114 at December 31, 2013 and 2012, respectively.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 16. Financial Instruments With Off-Balance Sheet Risk  (Continued)

At December 31, 2013 and 2012, commitments under standby letters of credit were approximately $445,000 and $920,000, respectively. Undisbursed loan commitments aggregated approximately $33,037,000 and $24,664,000 at December 31, 2013 and 2012, respectively.

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

The Company has not been required to perform on any financial guarantees during any of the periods presented. The Company did not incur any losses on its commitments for the years ended December 31, 2013 and 2012.

Note 17. Earnings Per Common Share

The following is a summary of the basic and diluted earnings per share for the years ended December 31, 2013 and 2012:

	2013	2012
Basic earnings per share calculation:
Numerator: Net income	$2,312,093	$2,603,275

Denominator: Weighted average common shares outstanding	1,966,983	2,332,940
Effect of dilutive stock options	86,378	54,067

Diluted shares	2,053,361	2,387,007

Basic earnings per share	$1.18	$1.12

Diluted earnings per share	$1.13	$1.09

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 18. Quarterly Data (Unaudited)

	Years Ended December 31,
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,417,306	$3,379,393	$3,374,825	$3,526,694	$3,645,928	$3,631,226	$3,571,137	$3,626,062
Interest expense	500,235	526,132	540,264	567,603	620,018	647,869	670,442	699,642

Net interest income	2,917,071	2,853,261	2,834,561	2,959,091	3,025,910	2,983,357	2,900,695	2,926,420

Provision for loan losses	35,303	73,418	72,223	135,449	473,851	400,098	120,232	86,096

Net interest income after provision for loan losses	2,881,768	2,779,843	2,762,338	2,823,642	2,552,059	2,583,259	2,780,463	2,840,324

Noninterest income	1,293,824	1,270,392	1,375,899	1,246,796	1,473,439	1,435,363	1,245,678	1,172,087
Noninterest expenses	3,294,601	3,359,089	3,189,827	3,236,545	3,159,837	2,925,178	2,873,049	2,912,681

Income before income taxes	880,991	691,146	948,410	833,893	865,661	1,093,444	1,153,092	1,099,730
Income taxes	272,429	194,048	298,101	277,769	284,926	347,649	418,086	557,991

Net income	$608,562	$497,098	$650,309	$556,124	$580,735	$745,795	$735,006	$541,739

Earnings per common share:
Basic	$0.33	$0.26	$0.33	$0.27	$0.27	$0.33	$0.31	$0.22

Diluted	$0.32	$0.24	$0.31	$0.26	$0.26	$0.32	$0.30	$0.22

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to Athens Bancshares Corporation is as follows:

Balance Sheets

	December 31, 2013	December 31, 2012
Assets

Cash and due from banks	$7,167,649	$5,567,559
Investment in wholly owned subsidiary	32,034,623	39,839,259
Premises and equipment, net	84,749	86,392
Other assets	1,870,548	2,607,484

Total assets	$41,157,569	$48,100,694

Liabilities and Stockholders’ Equity

Accrued expenses	$49,374	$96,290

Total liabilities	49,374	96,290

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,890,990 outstanding at December 31, 2013 and 2,358,568 at December 31, 2012	18,910	23,586
Additional paid-in capital	18,523,039	22,774,875
Common stock acquired by benefit plans:
Restricted stock	(616,575)	(878,732)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,629,320)	(1,777,440)
Retained earnings	24,880,822	27,319,933
Accumulated other comprehensive income	(68,681)	542,182

Total stockholders’ equity	41,108,195	48,004,404

Total liabilities and stockholders’ equity	$41,157,569	$48,100,694

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 19. Condensed Financial Statements of Parent Company  (Continued)

Statements of Income

	Years Ended
	December 31, 2013	December 31, 2012
Income
Interest income	$76,908	$79,667
Dividends from subsidiary	10,000,000	4,000,000
Equity in (excess distributions) undistributed earnings of subsidiary	(7,498,029)	(1,157,029)

Total income	2,578,879	2,922,638
Operating expenses	409,447	436,132

Income before income taxes	2,169,432	2,486,506
Applicable income tax (benefit)	(142,661)	(116,769)

Net income	$2,312,093	$2,603,275

Statements of Cash Flows
Cash flows from operating activities:
Net income	$2,312,093	$2,603,275
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess distributions (undistributed income) of subsidiary	7,498,029	1,157,029
Depreciation	1,643	789
Stock based compensation expense	350,428	294,937
Increase in other assets and liabilities	654,471	9,668

Net cash provided by operating activities	10,816,664	4,065,698

Cash flows from investing activities:
Purchases of premises and equipment	—	(87,181)

Cash flows from financing activities:
Purchase and retirement of Company common stock	(8,815,357)	(5,160,558)
Dividends paid	(401,217)	(473,169)

Net cash used in financing activities	(9,216,574)	(5,633,727)

Net increase (decrease) in cash and cash equivalents	1,600,090	(1,655,210)
Cash and cash equivalents at beginning of period	5,567,559	7,222,769

Cash and cash equivalents at end of period	$7,167,649	$5,567,559

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Date: March 14, 2014	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey L. Cunningham	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2014
Jeffrey L. Cunningham

/s/ Michael R. Hutsell	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 14, 2014
Michael R. Hutsell

/s/ Elaine M. Cathcart	Director	March 14, 2014
Elaine M. Cathcart

/s/ G. Scott Hannah	Director	March 14, 2014
G. Scott Hannah

/s/ G. Timothy Howard	Director	March 14, 2014
G. Timothy Howard

/s/ Myra NanDora Jenne	Director	March 14, 2014
Myra NanDora Jenne

/s/ M. Darrell Murray	Director	March 14, 2014
M. Darrell Murray

/s/ Lyn B. Thompson	Director	March 14, 2014
Lyn B. Thompson

/s/ Larry D. Wallace	Director	March 14, 2014
Larry D. Wallace