Form 10-Q
period 2014-03-31
Athens Bancshares Corp
filed 2014-05-09
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the number of shares of common stock outstanding was 1,807,025.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

Cash and due from banks	$20,911,977	$11,119,410
Interest-bearing deposits in banks	4,015,977	4,015,977

Total cash and cash equivalents	24,927,954	15,135,387

Securities available for sale	30,659,515	31,580,183
Investments, at cost	3,299,000	3,648,800
Loans, net of allowance for loan losses of $4,390,355 and $4,432,069 at March 31, 2014 and December 31, 2013, respectively	226,909,981	226,206,014
Premises and equipment, net	4,381,944	4,532,838
Accrued interest receivable	1,014,449	978,201
Cash surrender value of bank owned life insurance	9,882,729	9,812,685
Foreclosed real estate	572,706	413,150
Other assets	2,238,715	2,505,156

Total assets	$303,886,993	$294,812,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$23,136,710	$18,252,633
Interest-bearing	235,668,176	229,919,419

Total deposits	258,804,886	248,172,052

Accrued interest payable	149,546	152,897
Securities sold under agreements to repurchase	817,014	1,303,789
Accrued expenses and other liabilities	3,884,994	4,075,481

Total liabilities	263,656,440	253,704,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,807,025 outstanding at March 31, 2014 and 1,890,990 outstanding at December 31, 2013	18,070	18,910
Additional paid-in capital	17,744,055	18,523,039
Common stock acquired by benefit plans:
Restricted stock	(551,009)	(616,575)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,629,320)	(1,629,320)
Retained earnings	24,567,893	24,880,822
Accumulated other comprehensive income	80,864	(68,681)

Total stockholders’ equity	40,230,553	41,108,195

Total liabilities and stockholders’ equity	$303,886,993	$294,812,414

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income:
Loans, including fees	$3,216,981	$3,309,522
Dividends	29,226	30,968
Securities and interest-bearing deposits in other banks	185,205	186,204

Total interest income	3,431,412	3,526,694

Interest expense:
Deposits	473,998	535,125
Federal funds purchased and securities sold under agreements to repurchase	299	485
Federal Home Loan Bank advances	—	31,993

Total interest expense	474,297	567,603

Net interest income	2,957,115	2,959,091

Provision for loan losses	26,272	135,449

Net interest income after provision for loan losses	2,930,843	2,823,642

Noninterest income:
Customer service fees	491,345	473,236
Other charges and fees	367,562	396,854
Investment sales commissions	177,355	121,335
Increase in cash surrender value of life insurance	86,066	89,156
Other noninterest income	105,798	166,215

Total noninterest income	1,228,126	1,246,796

Noninterest expenses:
Salaries and employee benefits	1,802,849	1,792,171
Occupancy and equipment	401,256	360,432
Federal deposit insurance premiums	43,000	44,439
Data processing	241,972	293,443
Advertising	44,061	39,325
Other operating expenses	629,624	706,735

Total noninterest expenses	3,162,762	3,236,545

Income before income taxes	996,207	833,893

Income tax expense	335,849	277,769

Net income	$660,358	$556,124

Earnings per common share:
Basic	$0.39	$0.27
Diluted	$0.37	$0.26
Dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$660,358	$556,124

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) on securities available for sale	241,202	(84,739)

Income tax (expense) benefit related to other comprehensive income items	(91,657)	32,201

Other comprehensive income (loss), net of tax	149,545	(52,538)

Comprehensive income	$809,903	$503,586

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2014

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2013	1,890,990	$18,910	$18,523,039	$24,880,822	$(2,245,895)	$(68,681)	$41,108,195

Net income		—	—	660,358	—	—	660,358
Other comprehensive income		—	—	—	—	149,545	149,545
Dividends - $0.05 per share		—	—	(86,403)	—	—	(86,403)
Release of restricted stock plan shares		—	(65,566)	—	65,566	—	—
Stock compensation expense		—	87,607	—	—	—	87,607
Repurchase and retirement of Company common stock	(83,965)	(840)	(801,025)	(886,884)	—	—	(1,688,749)

Balance, March 31, 2014	1,807,025	$18,070	$17,744,055	$24,567,893	$(2,180,329)	$80,864	$40,230,553

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,358	$556,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	167,140	128,302
Amortization of securities and other assets	84,349	100,480
Provision for loan losses	26,272	135,449
Deferred income taxes	65,297	(22,998)
Other gains and losses, net	(3,031)	(53,431)
Stock compensation expense	87,607	87,607
Net change in:
Cash surrender value of life insurance, net	(70,044)	(74,212)
Accrued interest receivable	(36,248)	(79,007)
Accrued interest payable	(3,351)	(4,607)
Prepaid FDIC assessment	—	38,670
Other assets and liabilities	(145,783)	268,462

Net cash provided by operating activities	832,566	1,080,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	—	(808,339)
Maturities, prepayments and calls	697,214	4,852,696
Sales	398,763	—
Investments, at cost:
Sales	349,800	—
Loan originations and principal collections, net	(866,845)	1,614,753
Purchases of premises and equipment	(16,247)	(115,331)
Proceeds from sale of foreclosed real estate	26,409	91,491

Net cash provided by investing activities	589,094	5,635,270

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,632,834	6,445,463
Net decrease in securities sold under agreements to repurchase	(486,775)	(726,449)
Repurchase and retirement of Company common stock	(1,688,749)	(2,466,662)
Dividends paid	(86,403)	(106,846)

Net cash provided by financing activities	8,370,907	3,145,506

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,792,567	9,861,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,135,387	20,252,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,927,954	$30,113,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$477,648	$572,210
Income taxes paid	507,110	84,440

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$184,556	$86,936

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Athens Bancshares Corporation (the “Company”) and subsidiary conform with United States generally accepted accounting principles (“GAAP”) and practices within the banking industry. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants.

The policies that materially affect financial condition and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirement was effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased disclosure requirements surrounding reclassification items out of accumulated other comprehensive income.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share (Continued)

The following is a summary of the basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share calculation:
Numerator: Net income	$660,358	$556,124

Denominator: Weighted average common shares outstanding	1,709,257	2,094,039
Effect of dilutive stock options	99,575	83,892

Diluted shares	1,808,832	2,177,931

Basic earnings per share	$0.39	$0.27

Diluted earnings per share	$0.37	$0.26

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$5,779,486	$7,724	$(66,757)	$5,720,453

Mortgage-backed and related securities (1)	13,866,984	190,094	(21,824)	14,035,254

State and municipal securities	10,882,621	203,234	(182,047)	10,903,808

	$30,529,091	$401,052	$(270,628)	$30,659,515

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$5,825,027	$14,733	$(93,496)	$5,746,264

Mortgage-backed and related securities (1)	14,514,702	189,224	(66,861)	14,637,065

State and municipal securities	11,351,230	153,436	(307,812)	11,196,854

	$31,690,959	$357,393	$(468,169)	$31,580,183

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of March 31, 2014 and December 31, 2013, the Company did not have any securities classified as held-to-maturity.

The amortized cost and estimated market value of securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$3,086,328	$3,089,191
Due after one year through five years	4,735,067	4,712,837
Due five years to ten years	7,474,128	7,480,531
Due after ten years	1,366,584	1,341,702
Mortgage-backed securities	13,866,984	14,035,254

Total	$30,529,091	$30,659,515

The Company had no realized gains or losses for the three months ended March 31, 2014 and had no realized gains or losses for the three months ended March 31, 2013.

The Company has pledged securities with carrying values of approximately $18,105,000 and $17,507,000 to secure deposits of public and private funds as of March 31, 2014 and December 31, 2013, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

Securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,932	$(67)	$—	$—	$1,932	$(67)

State and municipal securities	4,181	(164)	416	(18)	4,597	(182)

Mortgage-backed and related securities	5,141	(22)	—	—	5,141	(22)

	$11,254	$(253)	$416	$(18)	$11,670	$(271)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$1,905	$(93)	$—	$—	$1,905	$(93)

State and municipal securities	5,104	(283)	411	(25)	5,515	(308)

Mortgage-backed and related securities	8,332	(67)	—	—	8,332	(67)

	$15,341	$(443)	$411	$(25)	$15,752	$(468)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

At March 31, 2014, the 17 securities with unrealized losses had depreciated 2.27 percent from the Company’s amortized cost basis. At December 31, 2013, the 22 securities with unrealized losses had depreciated 2.89 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2014.

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at March 31, 2014 and December 31, 2013 consist of:

	March 31, 2014	December 31, 2013

Federal Home Loan Bank of Cincinnati common stock	$2,549,000	$2,898,800
Tenth Street Fund III, L.P. investment	750,000	750,000

	$3,299,000	$3,648,800

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Mortgage loans on real estate:
Residential 1-4 family	$87,530,922	$88,414,921
Commercial real estate and multi-family	74,702,650	74,497,078
Construction and land	32,018,728	30,720,741

	194,252,300	193,632,740

Commercial loans	13,856,780	13,058,544

Consumer and equity lines of credit	23,962,929	24,732,518

Total loans	232,072,009	231,423,802

Less: Allowance for loan losses	(4,390,355)	(4,432,069)
Unearned interest and fees	(380,256)	(396,470)
Net deferred loan origination fees	(391,417)	(389,249)

Loans, net	$226,909,981	$226,206,014

The following presents activity in the allowance for loan losses for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Beginning balance	$4,432,069	$4,475,302
Provision for loan losses	26,272	316,393
Loans charged-off	(82,534)	(594,470)
Recoveries	14,548	234,844

Ending balance	$4,390,355	$4,432,069

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	March 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves-impaired loans	$77,948	$178,949	$323,023	$255,311	$75,135	$—	$910,366

General reserves	262,549	970,784	1,046,926	608,922	439,236	151,572	3,479,989

Total reserves	$340,497	$1,149,733	$1,369,949	$864,233	$514,371	$151,572	$4,390,355

Impaired loans	$1,888,775	$4,293,571	$683,989	$1,782,600	$399,567	$—	$9,048,502

Performing loans	11,968,005	83,237,351	74,018,661	30,236,128	23,563,362	—	223,023,507

Total	$13,856,780	$87,530,922	$74,702,650	$32,018,728	$23,962,929	$—	$232,072,009

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves-impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$—	$1,090,060

General reserves	244,980	897,380	1,023,783	652,974	461,508	61,384	3,342,009

Total reserves	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

Impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$—	$10,316,047

Performing loans	11,157,335	82,593,346	74,047,481	28,905,448	24,404,145	—	221,107,755

Total	$13,058,544	$88,414,921	$74,497,078	$30,720,741	$24,732,518	$—	$231,423,802

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2012 to March 31, 2014 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Provision (reallocation) for loan losses	(500,574)	257,300	33,963	235,242	229,938	60,524	316,393
Loans charged-off	—	(194,671)	—	(97,500)	(302,299)	—	(594,470)
Recoveries	146,447	30,955	—	—	57,442	—	234,844

Balance, December 31, 2013	331,938	1,442,506	1,108,958	956,726	530,557	61,384	4,432,069

Provision (reallocation) for loan losses	8,559	(266,775)	260,991	(92,493)	25,802	90,188	26,272
Loans charged-off	—	(26,898)	—	—	(55,636)	—	(82,534)
Recoveries	—	900	—	—	13,648	—	14,548

Balance, March 31, 2014	$340,497	$1,149,733	$1,369,949	$864,233	$514,371	$151,572	$4,390,355

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Impaired loans:

Without a valuation allowance	$47,141	$3,279,634	$243,965	$659,691	$145,354	$4,375,785

With a valuation allowance	1,841,634	1,013,937	440,024	1,122,909	254,213	4,672,717

Recorded investment in impaired loans	$1,888,775	$4,293,571	$683,989	$1,782,600	$399,567	$9,048,502

Unpaid principal balance of impaired loans	$1,928,622	$4,685,598	$683,989	$2,719,703	$400,037	$10,417,949

Valuation allowance related to impaired loans	$77,948	$178,949	$323,023	$255,311	$75,135	$910,366

Average investment in impaired loans	$1,893,901	$4,970,480	$526,466	$1,792,634	$334,167	$9,517,648

Interest income recognized on impaired loans	$24,832	$41,407	$6,320	$15,348	$4,021	$91,928

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Impaired loans:

Without a valuation allowance	$47,141	$3,285,685	$247,422	$346,571	$78,393	$4,005,212

With a valuation allowance	1,854,068	2,535,890	202,175	1,468,722	249,980	6,310,835

Recorded investment in impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$10,316,047

Unpaid principal balance of impaired loans	$1,941,056	$6,232,048	$449,597	$2,752,396	$328,843	$11,703,940

Valuation allowance related to impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$1,090,060

Average investment in impaired loans	$1,878,458	$8,658,167	$880,839	$1,869,016	$327,904	$13,614,384

Interest income recognized on impaired loans	$101,112	$353,260	$55,697	$7,275	$20,066	$537,410

The following tables present an aged analysis of past due loans:

	March 31, 2014
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing

Residential 1-4 family	$360,784	$2,323,932	$2,684,716	$84,846,206	$87,530,922	$19,570
Commercial real estate and multifamily	62,398	332,976	395,374	74,307,276	74,702,650	—
Construction and land	58,851	1,367,571	1,426,422	30,592,306	32,018,728	—
Commercial	22,161	47,141	69,302	13,787,478	13,856,780	—
Consumer and other	274,794	121,750	396,544	23,566,385	23,962,929	10,753

Total	$778,988	$4,193,370	$4,972,358	$227,099,651	$232,072,009	$30,323

	December 31, 2013
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing

Residential 1-4 family	$915,785	$2,440,384	$3,356,169	$85,058,752	$88,414,921	$20,128
Commercial real estate and multifamily	—	96,055	96,055	74,401,023	74,497,078	—
Construction and land	381,336	1,402,960	1,784,296	28,936,445	30,720,741	—
Commercial	24,515	47,141	71,656	12,986,888	13,058,544	—
Consumer and other	341,647	56,953	398,600	24,333,918	24,732,518	27,182

Total	$1,663,283	$4,043,493	$5,706,776	$225,717,026	$231,423,802	$47,310

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Credit quality indicators:

Federal regulations require the Company to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Company classifies an asset as substandard or doubtful, it may establish a specific allowance for loan losses.

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$81,076,102	$2,161,249	$4,293,571	$—	$—	$87,530,922
Commercial real estate and multifamily	73,828,212	190,449	683,989	—	—	74,702,650
Construction and land	28,487,817	1,748,311	1,782,600	—	—	32,018,728
Commercial	11,949,767	18,238	1,888,775	—	—	13,856,780
Consumer and other	23,340,099	223,263	399,567	—	—	23,962,929

Total	$218,681,997	$4,341,510	$9,048,502	$—	$—	$232,072,009

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$81,288,044	$1,305,302	$5,821,575	$—	$—	$88,414,921
Commercial real estate and multifamily	73,918,715	128,766	449,597	—	—	74,497,078
Construction and land	27,155,327	1,750,121	1,815,293	—	—	30,720,741
Commercial	11,157,335	—	1,901,209	—	—	13,058,544
Consumer and other	24,159,285	244,860	328,373	—	—	24,732,518

Total	$217,678,706	$3,429,049	$10,316,047	$—	$—	$231,423,802

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following tables present information related to loans modified in a TDR:

Three Months Ended March 31, 2014
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	2	10,684	10,684

	2	$10,684	$10,684

Three Months Ended March 31, 2013
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	6	21,708	21,708

	6	$21,708	$21,708

The following tables set forth loans modified in a TDR from April 1 through March 31, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

Three Months Ended March 31, 2014
	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	1	7,280

	1	$7,280

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	Three Months Ended March 31, 2013
	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	1	$137,578
Commercial real estate and multifamily	1	99,216
Construction and land	1	5,353
Commercial	—	—
Consumer and other	2	39,620

	5	$281,767

Note 5.	Fair Value Disclosures

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at March 31, 2014 and December 31, 2013.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$5,720,453	$—	$5,720,453	$—
Mortgage-backed securities	14,035,254	—	14,035,254	—
State and municipal securities	10,903,808	—	10,903,808	—

Total securities available for sale	$30,659,515	$—	$30,659,515	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$5,746,264	$—	$5,746,264	$—
Mortgage-backed securities	14,637,065	—	14,637,065	—
State and municipal securities	11,196,854	—	11,196,854	—

Total securities available for sale	$31,580,183	$—	$31,580,183	$—

At March 31, 2014 and December 31, 2013, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$3,762,350	$—	$1,187,146	$2,575,204
Foreclosed real estate	572,706	—	572,706	—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$5,220,775	$—	$2,623,325	$2,597,450
Foreclosed real estate	413,150	—	413,150	—

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$24,927,954	$24,927,954	$15,135,387	$15,135,387
Securities available for sale	30,659,515	30,659,515	31,580,183	31,580,183
Investments, at cost	3,299,000	3,299,000	3,648,800	3,648,800
Loans, net	226,909,981	226,364,014	226,206,014	227,272,387
Cash surrender value of bank owned life insurance	9,882,729	9,882,729	9,812,685	9,812,685
Accrued interest receivable	1,014,449	1,014,449	978,201	978,201

Financial liabilities:
Deposits	258,804,886	263,229,344	248,172,052	252,724,560
Securities sold under agreements to repurchase	817,014	817,014	1,303,789	1,303,789
Accrued interest payable	149,546	149,546	152,897	152,897

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares

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

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2014 and 2013, the Company recorded stock compensation expense of $13,537 and $13,537, respectively. At March 31, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $81,226.

A summary of the activity in the 2010 Plan for the three months ended March 31, 2014, is presented in the following table:

	Three Months Ended March 31, 2014
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2013	236,062	$11.50
Granted	—	N/A
Exercised	—	N/A
Forfeited	—	N/A

Outstanding at March 31, 2014	236,062	$11.50	$2,006,527

Options exercisable at March 31, 2014	141,637	$11.50	$1,203,916

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of March 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price

$11.50	236,062	$11.50	6.75	141,637	$11.50

Information pertaining to non-vested options for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2013	94,425	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, March 31, 2014	94,425	$1.27

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

For the three months ended March 31, 2014 and 2013, the Company recognized $74,070 and $74,070, respectively, in compensation expense attributable to restricted shares that have been awarded. At March 31, 2014, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $870,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the three months ended March 31, 2014 is as follows:

	Number	Grant Date Weighted- Average Cost

Unvested at December 31, 2013	69,987	$13.49
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at March 31, 2014	51,102	$13.76

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the three months ended March 31, 2014 or 2013.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	March 31, 2014	December 31, 2013

Allocated shares	59,248	59,248
Unallocated shares	162,932	162,932

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$3,258,640	$3,229,312

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended March 31, 2014, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets. Total assets increased from $294.8 million at December 31, 2013 to $303.9 million at March 31, 2014.

Cash and Cash Equivalents. Total cash and cash equivalents increased $9.8 million, or 64.7%, from $15.1 million at December 31, 2013 to $24.9 million at March 31, 2014. This is due primarily to a $10.6 million increase in deposits and a $921,000 decrease in securities, partially offset by repurchases of Company common stock in the amount of $1.7 million.

Securities. Securities decreased $921,000, or 2.9%, from $31.6 million at December 31, 2013 to $30.7 million at March 31, 2014, primarily as a result of $622,000 of principal payments on mortgage-backed securities and $399,000 of sales of municipal securities. The remaining change in securities was due primarily to amortization and mark-to-market adjustments.

Loans. Net loans receivable increased $704,000, or 0.3%, from $226.2 million at December 31, 2013 to $226.9 million at March 31, 2014, primarily as a result of $1.3 million, $798,000, and $206,000 increases in construction and land loans, commercial loans, and commercial real estate and multifamily loans, respectively. These increases were partially offset by decreases in residential 1-4 family real estate loans and consumer and equity lines of credit of $884,000 and $770,000, respectively. The increase in construction and land loans was due primarily to draws on a $2.6 million construction line of credit secured by a hotel.

Deposits. Total deposits increased $10.6 million, or 4.3%, from $248.2 million at December 31, 2013 to $258.8 million at March 31, 2014. The primary reason for the increase in deposits was a $10.9 million increase in demand and NOW accounts, primarily due to an increase in non-personal NOW accounts relating to three public entities, an overall increase in the number of accounts, and an increase in the average balance of accounts due predominately to tax refunds. The remaining change in deposits was attributable to a $1.6 million increase in savings deposit accounts and decreases in money market accounts and certificates of deposit of $1.1 million and $749,000, respectively.

Borrowings. As of March 31, 2014 and December 31, 2013, no Federal Home Loan Bank or other borrowings were outstanding.

Stockholders’ Equity. Stockholders’ equity decreased $878,000, or 2.1%, from $41.1 million at December 31, 2013 to $40.2 million at March 31, 2014. The primary reasons for the decrease include $1.7 million in repurchased and retired common stock and $86,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares). These decreases were partially offset by net income for the first three months of 2014 of $660,000, an unrealized gain on securities available for sale (net of taxes) of $150,000, and an $88,000 increase in additional paid-in capital related to stock compensation expense for the period.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Overview. The Company reported net income of $660,000, or $0.39 basic earnings per share, for the three-month period ended March 31, 2014, compared to net income of $556,000, or $0.27 basic earnings per share, for the same period in 2013.

Net Interest Income. Net interest income after provision for loan losses increased $107,000, or 3.8%, to $2.9 million for the three months ended March 31, 2014 compared to the same period in 2013.

Total interest income decreased $95,000, or 2.7%, from $3.5 million for the three months ended March 31, 2013 to $3.4 million for the three months ended March 31, 2014. The decrease was primarily the result of a $93,000 decrease in interest on loans as well as a $2,000 decrease in dividend income. The decrease in interest on loans was due primarily to a decrease in market interest rates.

Total interest expense decreased $94,000, or 16.4%, from $568,000 for the three months ended March 31, 2013 to $474,000 for the three months ended March 31, 2014. The decrease was primarily a result of a $62,000 decrease in interest on deposits as well as a $32,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in interest on Federal Home Loan Bank advances was due to the payoff of maturing advances.

Provision for Loan Losses. The provision for loan losses was $26,000 for the three months ended March 31, 2014 compared to $135,000 for the same period in 2013.

Non-performing loans increased $133,000 from $4.1 million at December 31, 2013 to $4.2 million at March 31, 2014. Non-performing commercial real estate and multifamily loans and consumer loans increased $237,000 and $48,000, respectively, while nonperforming residential mortgage loans and construction and land loans decreased $117,000 and $35,000, respectively. The balance of non-performing loans at March 31, 2014 includes nonaccrual loans of $4.2 million. Residential mortgage loans of $20,000 were over 90 days past due but still accruing interest at March 31, 2014. The balance of nonaccrual loans at March 31, 2014 consists of $2.3 million in residential mortgage loans, $1.4 million in construction and land loans, $333,000 in commercial real estate and multifamily, $122,000 in consumer loans, and $47,000 in commercial loans.

Net charge-offs (recoveries) were $68,000 for the three months ended March 31, 2014 compared to $61,000 for the same period in 2013. Charge-offs totaling $83,000 were recorded during the quarter ended March 31, 2014 in connection with residential mortgage loans ($27,000) and consumer loans ($56,000).

The allowance for loan losses was $4.4 million at March 31, 2014. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income decreased $19,000, or 1.5%, to $1.2 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to decreases in fees related to the origination, sale and servicing of mortgage loans on the secondary market and a reduction in income from Valley Title Services, LLC of $83,000 and $18,000, respectively. These decreases were partially offset by a $56,000 increase in investment sales commissions and a $27,000 increase in other deposit related fees. All other non-interest income decreased $1,000, net.

The decrease in fees related to the origination, sale and servicing of mortgage loans on the secondary market is primarily due to decreased volume of these loans during the three months ended March 31, 2014 as compared to the same period in 2013. The decreased volume is primarily a result of an increase in market rates period over period. The reduction in income from Valley Title Services, LLC is primarily due to a decrease in mortgage volumes period over period. Income from investment sales commissions increased primarily due to increased sales of investment products resulting from a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment. Income from other deposit related fees increased primarily due to a restructuring of deposit account fees.

Non-interest Expense. Non-interest expense decreased $74,000, or 2.3%, to $3.2 million for the three months ended March 31, 2014 compared to the same period in 2013. The primary factors effecting the change were decreases in advertising and other operating expenses and data processing expenses totaling $72,000 and $51,000, respectively. These decreases were partially offset by a $41,000 increase in occupancy and equipment expenses and an $11,000 increase in salary and benefits expenses. All other non-interest expense decreased $4,000, net.

The decreases in operating and data processing expenses were the result of certain one-time costs from the Bank’s conversion to a new core processing system incurred in 2013, which were not repeated in 2014. The primary reason for the increase in occupancy and equipment expense was additional depreciation expense on computer hardware and software due to purchases. Salary and benefits expenses increased primarily because of cost of living adjustments.

Income Tax Expense. The Company had income tax expense of $336,000 for the three month period ended March 31, 2014 as compared to $278,000 for the same period in 2013. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $810,000 for the three month period ended March 31, 2014 compared to total comprehensive income of $504,000 for the three month period ended March 31, 2013. The increase was primarily a result of a positive change of $202,000 in unrealized gains and losses on securities available for sale, net of tax and an increase in net income period over period of $104,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $24.9 million. At March 31, 2014, securities classified as available-for-sale, which amounted to $30.7 million, provide an additional source of liquidity. In addition, at March 31, 2014, the Bank had the ability to borrow a total of approximately $40.8 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2014, the Bank had $11.8 million in letters of credit with the Federal Home Loan Bank to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also seeks liquidity to fund any repurchases of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $5.4 million at March 31, 2014.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of March 31, 2014, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core, tier 1 risk-based capital, and total risk-based capital ratios of 10.8%, 10.8%, 15.8%, and 17.0%, respectively. The regulatory requirements at that date were 1.5%, 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $86,000 during the three months ended March 31, 2014. The dividend payout ratio for the first three months of 2014, representing dividends per share divided by diluted earnings per share, was 13.5%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly liability sensitive. Liability sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014. As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of March 31, 2014, the Company had repurchased an aggregate of 970,225 shares under these programs.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2014	—	$—	—	158,775
February 1 through February 28, 2014	15,400	20.04	15,400	143,375
March 1 through March 31, 2014	68,565	20.13	68,565	74,810

Total	83,965	$20.11	83,965	74,810

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham * (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell * (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr *(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham * (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell * (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham * (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell *(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr *(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: May 9, 2014	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2014	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)