Form 10-Q
period 2014-06-30
Athens Bancshares Corp
filed 2014-08-08
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, the number of shares of common stock outstanding was 1,798,788.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$12,305,224	$11,119,410
Interest-bearing deposits in banks	4,015,978	4,015,977

Total cash and cash equivalents	16,321,202	15,135,387

Securities available for sale	29,474,482	31,580,183
Investments, at cost	3,299,000	3,648,800
Loans, net of allowance for loan losses of $3,953,124 and $4,432,069 at June 30, 2014 and December 31, 2013, respectively	231,329,996	226,206,014
Premises and equipment, net	4,256,936	4,532,838
Accrued interest receivable	764,470	978,201
Cash surrender value of bank owned life insurance	9,953,596	9,812,685
Foreclosed real estate	1,292,056	413,150
Other assets	2,399,176	2,505,156

Total assets	$299,090,914	$294,812,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$24,282,218	$18,252,633
Interest-bearing	228,662,080	229,919,419

Total deposits	252,944,298	248,172,052
Accrued interest payable	137,268	152,897
Securities sold under agreements to repurchase	1,121,961	1,303,789
Accrued expenses and other liabilities	4,033,848	4,075,481

Total liabilities	258,237,375	253,704,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,799,299 outstanding at June 30, 2014 and 1,890,990 outstanding at December 31, 2013	17,993	18,910
Additional paid-in capital	17,692,390	18,523,039
Common stock acquired by benefit plans:
Restricted stock	(485,444)	(616,575)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,629,320)	(1,629,320)
Retained earnings	25,062,707	24,880,822
Accumulated other comprehensive income (loss)	195,213	(68,681)

Total stockholders’ equity	40,853,539	41,108,195

Total liabilities and stockholders’ equity	$299,090,914	$294,812,414

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$3,185,420	$3,151,272	$6,402,401	$6,460,794
Dividends	64,882	48,811	94,108	79,779
Securities and interest-bearing deposits in other banks	177,322	174,742	362,527	360,946

Total interest income	3,427,624	3,374,825	6,859,036	6,901,519

Interest expense:
Deposits	455,086	507,528	929,084	1,042,653
Fed funds purchased and securities sold under agreements to repurchase	215	387	514	872
Federal Home Loan Bank advances	—	32,349	—	64,342

Total interest expense	455,301	540,264	929,598	1,107,867

Net interest income	2,972,323	2,834,561	5,929,438	5,793,652
Provision for loan losses	26,890	72,223	53,162	207,672

Net interest income after provision for loan losses	2,945,433	2,762,338	5,876,276	5,585,980

Noninterest income:
Customer service fees	516,240	526,596	1,007,585	999,832
Other charges and fees	400,194	434,350	767,756	831,204
Investment sales commissions	133,039	147,192	310,394	268,527
Increase in cash surrender value of life insurance	86,948	89,114	173,014	178,270
Other noninterest income	137,925	178,647	243,723	344,862

Total noninterest income	1,274,346	1,375,899	2,502,472	2,622,695

Noninterest expenses:
Salaries and employee benefits	1,770,903	1,761,712	3,573,752	3,553,883
Occupancy and equipment	390,675	390,640	791,931	751,072
Federal deposit insurance premiums	48,000	42,933	91,000	87,372
Data processing	252,801	300,870	494,773	594,313
Advertising	51,409	35,197	95,470	74,522
Other operating expenses	669,005	658,475	1,298,629	1,365,210

Total noninterest expenses	3,182,793	3,189,827	6,345,555	6,426,372

Income before income taxes	1,036,986	948,410	2,033,193	1,782,303
Income tax expense	367,413	298,101	703,262	575,870

Net income	$669,573	$650,309	$1,329,931	$1,206,433

Earnings per common share
Basic	$0.41	$0.33	$0.79	$0.59
Diluted	$0.38	$0.31	$0.75	$0.57
Dividends per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$669,573	$650,309	$1,329,931	$1,206,433

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) on securities available for sale	184,433	(461,219)	425,635	(545,958)
Income tax (expense) benefit related to other comprehensive income items	(70,084)	175,263	(161,741)	207,464

Other comprehensive income (loss), net of tax	114,349	(285,956)	263,894	(338,494)

Comprehensive income	$783,922	$364,353	$1,593,825	$867,939

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2014

(Unaudited)

					Common	Accumulated
	Shares of		Additional		Stock	Other
	Common	Common	Paid-In	Retained	Acquired By	Comprehensive
	Stock	Stock	Capital	Earnings	Benefit Plans	Income (loss)	Total
Balance, December 31, 2013	1,890,990	$18,910	$18,523,039	$24,880,822	$(2,245,895)	$(68,681)	$41,108,195

Net income		—	—	1,329,931	—	—	1,329,931
Other comprehensive income		—	—	—	—	263,894	263,894
Dividends - $0.10 per share		—	—	(168,607)	—	—	(168,607)
Release of restricted stock plan shares		—	(131,131)	—	131,131	—	—
Stock compensation expense		—	175,214	—	—	—	175,214
Repurchase and retirement of Company common stock	(91,691)	(917)	(874,732)	(979,439)	—	—	(1,855,088)

Balance, June 30, 2014	1,799,299	$17,993	$17,692,390	$25,062,707	$(2,114,764)	$195,213	$40,853,539

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,329,931	$1,206,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	325,644	264,320
Amortization of securities and other assets	145,111	211,040
Provision for loan losses	53,162	207,672
Deferred income taxes	148,425	506
Other gains and losses, net	(55,466)	(59,352)
Stock compensation expense	175,214	175,214
Net change in:
Cash surrender value of life insurance, net	(140,911)	(148,288)
Accrued interest receivable	213,731	83,743
Accrued interest payable	(15,629)	(6,124)
Prepaid FDIC assessment	—	427,353
Other assets and liabilities	(90,888)	1,133,267

Net cash provided by operating activities	2,088,324	3,495,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	(2,384,289)	(6,801,386)
Maturities, prepayments and calls	4,408,542	6,756,666
Sales	398,763	—
Investments, at cost:
Proceeds from redemption of FHLB stock	349,800	—
Loan originations and principal collections, net	(6,636,750)	1,498,867
Purchases of premises and equipment	(49,742)	(253,301)
Proceeds from sale of foreclosed real estate	444,444	199,987

Net cash (used in) provided by investing activities	(3,469,232)	1,400,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,772,246	10,945,449
Net decrease in securities sold under agreements to repurchase	(181,828)	(842,595)
Repurchase and retirement of Company common stock	(1,855,088)	(3,968,652)
Dividends paid	(168,607)	(207,875)

Net cash provided by financing activities	2,566,723	5,926,327

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,185,815	10,822,944
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,135,387	20,252,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,321,202	$31,075,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$945,227	$1,113,991
Income taxes paid	817,366	705,903

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$1,272,056	$127,578

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial condition and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

The Company has determined that recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

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

The following is a summary of the basic and diluted earnings per share for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Numerator:
Net income	$669,573	$650,309

Denominator:
Weighted average common shares outstanding	1,642,295	1,993,217
Effect of dilutive stock options	110,031	86,326

Diluted shares	1,752,326	2,079,543

Basic earnings per share	$0.41	$0.33

Diluted earnings per share	$0.38	$0.31

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share (Continued)

The following is a summary of the basic and diluted earnings per share for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Basic earnings per share calculation:
Numerator: Net income	$1,329,931	$1,206,433

Denominator: Weighted average common shares outstanding	1,675,591	2,043,349
Effect of dilutive stock options	104,832	85,116

Diluted shares	1,780,423	2,128,465

Basic earnings per share	$0.79	$0.59

Diluted earnings per share	$0.75	$0.57

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities of U.S. Government agencies and corporations	$2,686,314	$6,182	$(49,377)	$2,643,119
Mortgage-backed and related securities (1)	14,212,923	211,595	(8,258)	14,416,260
State and municipal securities	12,260,386	264,266	(109,549)	12,415,103

	$29,159,623	$482,043	$(167,184)	$29,474,482

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities of U.S. Government agencies and corporations	$5,825,027	$14,733	$(93,496)	$5,746,264
Mortgage-backed and related securities (1)	14,514,702	189,224	(66,861)	14,637,065
State and municipal securities	11,351,230	153,436	(307,812)	11,196,854

	$31,690,959	$357,393	$(468,169)	$31,580,183

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of June 30, 2014 and December 31, 2013, the Company did not have any securities classified as held-to-maturity or as trading securities.

The amortized cost and estimated market value of securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$301,442	$304,087
Due after one year through five years	4,917,781	4,918,749
Due five years to ten years	7,851,884	7,952,396
Due after ten years	1,875,593	1,882,990
Mortgage-backed securities	14,212,923	14,416,260

Total	$29,159,623	$29,474,482

The Company had no realized gains or losses for the six month periods ended June 30, 2014 and 2013.

The Company has pledged securities with carrying values of approximately $17,678,000 and $17,507,000 to secure deposits of public and private funds as of June 30, 2014 and December 31, 2013, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

Securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities of U.S. Government agencies and corporations	$995	$(4)	$955	$(45)	$1,950	$(49)
State and municipal securities	—	—	3,089	(110)	3,089	(110)
Mortgage-backed and related securities	873	(3)	873	(5)	1,746	(8)

	$1,868	$(7)	$4,917	$(160)	$6,785	$(167)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Securities of U.S. Government agencies and corporations	$1,905	$(93)	$—	$—	$1,905	$(93)
State and municipal securities	5,104	(283)	411	(25)	5,515	(308)
Mortgage-backed and related securities	8,332	(67)	—	—	8,332	(67)

	$15,341	$(443)	$411	$(25)	$15,752	$(468)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

At June 30, 2014, the 10 securities with unrealized losses had depreciated 2.41 percent from the Company’s amortized cost basis. At December 31, 2013, the 22 securities with unrealized losses had depreciated 2.89 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2014.

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014	December 31, 2013
Federal Home Loan Bank of Cincinnati common stock	$2,549,000	$2,898,800
Tenth Street Fund III, L.P. investment	750,000	750,000

	$3,299,000	$3,648,800

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Mortgage loans on real estate:
Residential 1-4 family	$88,707,131	$88,414,921
Commercial real estate and multi-family	79,378,173	74,497,078
Construction and land	28,588,793	30,720,741

	196,674,097	193,632,740

Commercial loans	15,081,946	13,058,544

Consumer and equity lines of credit	24,286,922	24,732,518

Total loans	236,042,965	231,423,802

Less: Allowance for loan losses	(3,953,124)	(4,432,069)
Unearned interest and fees	(354,741)	(396,470)
Net deferred loan origination fees	(405,104)	(389,249)

Loans, net	$231,329,996	$226,206,014

The following presents activity in the allowance for loan losses for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
Beginning balance	$4,432,069	$4,475,302
Provision for loan losses	53,162	316,393
Loans charged-off	(568,289)	(594,470)
Recoveries	36,182	234,844

Ending balance	$3,953,124	$4,432,069

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	June 30, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$60,545	$261,182	$103,471	$11,650	$59,082	$—	$495,930
General reserves	287,924	978,232	1,059,874	603,726	447,952	79,486	3,457,194

Total reserves	$348,469	$1,239,414	$1,163,345	$615,376	$507,034	$79,486	$3,953,124

Impaired loans	$1,819,754	$4,180,727	$500,554	$681,246	$415,844	$—	$7,598,125
Performing loans	13,262,192	84,526,404	78,877,619	27,907,547	23,871,078	—	228,444,840

Total	$15,081,946	$88,707,131	$79,378,173	$28,588,793	$24,286,922	$—	$236,042,965

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$—	$1,090,060
General reserves	244,980	897,380	1,023,783	652,974	461,508	61,384	3,342,009

Total reserves	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

Impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$—	$10,316,047
Performing loans	11,157,335	82,593,346	74,047,481	28,905,448	24,404,145	—	221,107,755

Total	$13,058,544	$88,414,921	$74,497,078	$30,720,741	$24,732,518	$—	$231,423,802

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2012 to June 30, 2014 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302
Provision (reallocation) for loan losses	(500,574)	257,300	33,963	235,242	229,938	60,524	316,393
Loans charged-off	—	(194,671)	—	(97,500)	(302,299)	—	(594,470)
Recoveries	146,447	30,955	—	—	57,442	—	234,844

Balance, December 31, 2013	331,938	1,442,506	1,108,958	956,726	530,557	61,384	4,432,069
Provision (reallocation) for loan losses	16,531	(170,147)	293,086	(165,664)	61,254	18,102	53,162
Loans charged-off	—	(35,087)	(238,699)	(175,686)	(118,817)	—	(568,289)
Recoveries	—	2,142	—	—	34,040	—	36,182

Balance, June 30, 2014	$348,469	$1,239,414	$1,163,345	$615,376	$507,034	$79,486	$3,953,124

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$26,993	$3,047,971	$238,517	$603,579	$206,567	$4,123,627
With a valuation allowance	1,792,761	1,132,756	262,037	77,667	209,277	3,474,498

Recorded investment in impaired loans	$1,819,754	$4,180,727	$500,554	$681,246	$415,844	$7,598,125

Unpaid principal balance of impaired loans	$1,859,602	$4,572,754	$500,554	$1,206,403	$416,003	$8,555,316

Valuation allowance related to impaired loans	$60,545	$261,182	$103,471	$11,650	$59,082	$495,930

Average investment in impaired loans	$1,863,946	$4,627,498	$514,713	$1,231,008	$363,481	$8,006,646

Interest income recognized on impaired loans	$45,555	$82,583	$13,762	$23,588	$7,166	$172,654

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$47,141	$3,285,685	$247,422	$346,571	$78,393	$4,005,212
With a valuation allowance	1,854,068	2,535,890	202,175	1,468,722	249,980	6,310,835

Recorded investment in impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$10,316,047

Unpaid principal balance of impaired loans	$1,941,056	$6,232,048	$449,597	$2,752,396	$328,843	$11,703,940

Valuation allowance related to impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$1,090,060

Average investment in impaired loans	$1,878,458	$8,658,167	$880,839	$1,869,016	$327,904	$13,614,384

Interest income recognized on impaired loans	$101,112	$353,260	$55,697	$7,275	$20,066	$537,410

The following tables present an aged analysis of past due loans:

	June 30, 2014
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing
Residential 1-4 family	$529,456	$2,148,542	$2,677,998	$86,029,133	$88,707,131	$52,552
Commercial real estate and multifamily	61,579	90,526	152,105	79,226,068	79,378,173	—
Construction and land	34,877	225,968	260,845	28,327,948	28,588,793	—
Commercial	49,593	—	49,593	15,032,353	15,081,946	—
Consumer and other	281,415	137,789	419,204	23,867,718	24,286,922	14,049

Total	$956,920	$2,602,825	$3,559,745	$232,483,220	$236,042,965	$66,601

	December 31, 2013
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing
Residential 1-4 family	$915,785	$2,440,384	$3,356,169	$85,058,752	$88,414,921	$20,128
Commercial real estate and multifamily	—	96,055	96,055	74,401,023	74,497,078	—
Construction and land	381,336	1,402,960	1,784,296	28,936,445	30,720,741	—
Commercial	24,515	47,141	71,656	12,986,888	13,058,544	—
Consumer and other	341,647	56,953	398,600	24,333,918	24,732,518	27,182

Total	$1,663,283	$4,043,493	$5,706,776	$225,717,026	$231,423,802	$47,310

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Credit quality indicators:

Federal regulations require the Company to review and classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Company classifies an asset as substandard or doubtful, it may establish a specific allowance for loan losses.

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$81,948,375	$2,578,029	$4,180,727	$—	$—	$88,707,131
Commercial real estate and multifamily	78,750,294	127,325	500,554	—	—	79,378,173
Construction and land	26,208,449	1,699,098	681,246	—	—	28,588,793
Commercial	13,245,359	16,833	1,819,754	—	—	15,081,946
Consumer and other	23,562,375	308,703	415,844	—	—	24,286,922

Total	$223,714,852	$4,729,988	$7,598,125	$—	$—	$236,042,965

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$81,288,044	$1,305,302	$5,821,575	$—	$—	$88,414,921
Commercial real estate and multifamily	73,918,715	128,766	449,597	—	—	74,497,078
Construction and land	27,155,327	1,750,121	1,815,293	—	—	30,720,741
Commercial	11,157,335	—	1,901,209	—	—	13,058,544
Consumer and other	24,159,285	244,860	328,373	—	—	24,732,518

Total	$217,678,706	$3,429,049	$10,316,047	$—	$—	$231,423,802

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following tables present information related to loans modified in a TDR:

Six Months Ended June 30, 2014
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	6	10,921	10,921

	6	$10,921	$10,921

	Six Months Ended June 30, 2013
	Number	Pre-Modification	Post-Modification
	Of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
Residential 1-4 family	1	$64,586	$64,586
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	6	18,081	18,081

	7	$82,667	$82,667

The following tables set forth loans modified in a TDR from July 1 through June 30, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

Six Months Ended June 30, 2014
Number
	Of	Outstanding Recorded
	Loans	Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	11,258

	2	$11,258

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	Six Months Ended June 30, 2013
	Number
	Of	Outstanding Recorded
	Loans	Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	1	5,353
Construction and land	—	—
Commercial	—	—
Consumer and other	4	50,593

	5	$55,946

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at June 30, 2014 and December 31, 2013.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Securities of U.S.
Government agencies and corporations	$2,643,119	$—	$2,643,119	$—
Mortgage-backed securities	14,416,260	—	14,416,260	—
State and municipal securities	12,415,103	—	12,415,103	—

Total securities available for sale	$29,474,482	$—	$29,474,482	$—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Securities of U.S.
Government agencies and corporations	$5,746,264	$—	$5,746,264	$—
Mortgage-backed securities	14,637,065	—	14,637,065	—
State and municipal securities	11,196,854	—	11,196,854	—

Total securities available for sale	$31,580,183	$—	$31,580,183	$—

At June 30, 2014 and December 31, 2013, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2 during the six months ended June 30, 2014.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,978,568	$—	$1,244,155	$1,734,413
Foreclosed real estate	1,292,056	—	1,292,056	—

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,220,775	$—	$2,623,325	$2,597,450
Foreclosed real estate	413,150	—	413,150	—

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,321,202	$16,321,202	$15,135,387	$15,135,387
Securities available for sale	29,474,482	29,474,482	31,580,183	31,580,183
Investments, at cost	3,299,000	3,299,000	3,648,800	3,648,800
Loans, net	231,329,996	232,296,285	226,206,014	227,272,387
Cash surrender value of bank owned life insurance	9,953,596	9,953,596	9,812,685	9,812,685
Accrued interest receivable	764,470	764,470	978,201	978,201

Financial liabilities:
Deposits	252,944,298	256,965,779	248,172,052	252,724,560
Securities sold under agreements to repurchase	1,121,961	1,121,961	1,303,789	1,303,789
Accrued interest payable	137,268	137,268	152,897	152,897

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares

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

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2014 and 2013, the Company recorded stock compensation expense of $27,075. At June 30, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $67,688.

A summary of the activity in the 2010 Plan for the six months ended June 30, 2014, is presented in the following table:

	Six Months Ended June 30, 2014
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at December 31, 2013	236,062	$11.50
Granted	—	N/A
Exercised	—	N/A
Forfeited	—	N/A

Outstanding at June 30, 2014	236,062	$11.50	$2,511,670

Options exercisable at June 30, 2014	141,637	$11.50	$1,507,020

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of June 30, 2014, is as follows:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Weighted-	Remaining		Weighted-
	Number	Average	Contractual	Number	Average
Exercise	of	Exercise	Life	of	Exercise
Price	Shares	Price	In Years	Shares	Price
$11.50	236,062	$11.50	6.50	141,637	$11.50

Information pertaining to non-vested options for the six months ended June 30, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2013	94,425	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, June 30, 2014	94,425	$1.27

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

For the six months ended June 30, 2014 and 2013, the Company recognized $148,139 in compensation expense attributable to restricted shares that have been awarded. At June 30, 2014, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $795,930.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the six months ended June 30, 2014 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2013	69,987	$13.49
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at June 30, 2014	51,102	$13.76

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the six months ended June 30, 2014 or 2013.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	June 30, 2014	December 31, 2013
Allocated shares	59,248	59,248
Unallocated shares	162,932	162,932

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$3,607,314	$3,229,312

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Critical Accounting Policies

During the six-month period ended June 30, 2014, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets. Total assets increased from $294.8 million at December 31, 2013 to $299.1 million at June 30, 2014.

Cash and Cash Equivalents. Total cash and cash equivalents increased $1.2 million, or 7.8%, from $15.1 million at December 31, 2013 to $16.3 million at June 30, 2014. This increase is due primarily to a $4.7 million increase in deposits and a $2.5 million decrease in securities and investments at cost and $444,000 proceeds from sale of foreclosed real estate, partially offset by reductions in cash as a result of a $4.6 million increase in gross loans and repurchases of Company common stock in the amount of $1.9 million. Other changes resulted in cash inflow of approximately $56,000.

Securities. Securities decreased $2.1 million, or 6.7%, from $31.6 million at December 31, 2013 to $29.5 million at June 30, 2014, primarily as a result of calls and principal repayments of agency, mortgage-backed and municipal securities of $3.1 million, $1.3 million and $55,000, respectively along with the sale of $399,000 of municipal securities. These items were partially offset by purchases of $1.4 million in municipal securities and $1.0 million in mortgage-backed securities. The remaining change in securities was due primarily to amortization and mark-to-market adjustments.

Loans. Net loans receivable increased $5.1 million, or 2.3%, from $226.2 million at December 31, 2013 to $231.3 million at June 30, 2014, primarily as a result of $2.0 million, $4.9 million, and $292,000 increases in commercial loans, commercial real estate and multifamily loans, and 1-4 family residential real estate, respectively. These increases were partially offset by decreases in construction and land loans and consumer and equity lines of credit of $2.1 million and $446,000, respectively. The increase in commercial real estate and multifamily loans was due primarily to the conversion of a $4.1 million hotel construction loan to permanent financing, partially offset by advances of other commercial construction lines for a hotel and a retail development.

Deposits. Total deposits increased $4.7 million, or 1.9%, from $248.2 million at December 31, 2013 to $252.9 million at June 30, 2014. The primary reason for the increase in deposits was a $9.4 million increase in demand and NOW accounts, primarily due to an increase in non-personal demand and NOW accounts relating to three public entities and several small businesses and an overall increase in the number of accounts. The remaining change in deposits was attributable to a $2.2 million increase in savings deposit accounts and decreases in money market accounts and certificates of deposit of $2.6 million and $4.3 million, respectively.

Borrowings. As of June 30, 2014 and December 31, 2013, no Federal Home Loan Bank or other borrowings were outstanding.

Stockholders’ Equity. Stockholders’ equity decreased $255,000, or 0.6%, from $41.1 million at December 31, 2013 to $41.0 million at June 30, 2014. The primary reasons for the decrease include $1.9 million in repurchased and retired common stock and $169,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares). These decreases were partially offset by net income for the first six months of 2014 of $1.3 million, an unrealized gain on securities available for sale (net of taxes) of $264,000 and a $175,000 increase in additional paid-in capital related to stock compensation expense for the period.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overview. The Company reported net income of $670,000, or $0.41 basic earnings per share, for the three-month period ended June 30, 2014, compared to net income of $650,000, or $0.33 basic earnings per share, for the same period in 2013.

Net Interest Income. Net interest income after provision for loan losses increased $183,000, or 6.6%, to $3.0 million for the three months ended June 30, 2014 compared to the same period in 2013.

Total interest income increased $53,000, or 1.6%, from $3.4 million for the three months ended June 30, 2013 to $3.4 million for the three months ended June 30, 2014. The increase was primarily the result of a $34,000 increase in interest on loans as well as increases in dividends and securities and interest bearing deposits in other banks of $16,000 and $3,000, respectively. The increase in interest on loans was due primarily to the combined effect of larger outstanding balances and slightly higher interest rates. Dividends increased primarily due to dividends being received on the investment in Tenth Street Fund during the 2014 period.

Total interest expense decreased $85,000, or 15.7%, from $540,000 for the three months ended June 30, 2013 to $455,000 for the three months ended June 30, 2014. The decrease was primarily a result of a $53,000 decrease in interest on deposits as well as a $32,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in interest on Federal Home Loan Bank advances was due to the payoff of maturing advances.

Provision for Loan Losses. The provision for loan losses was $27,000 for the three months ended June 30, 2014 compared to $72,000 for the same period in 2013.

Non-performing loans decreased $1.6 million from $4.2 million at March 31, 2014 to $2.6 million at June 30, 2014. Non-performing residential mortgage loans, commercial real estate and multifamily loans, construction and land loans and commercial loans decreased $195,000, $242,000, $1.1 million and $47,000, respectively, while nonperforming consumer loans increased $5,000. The decrease in construction and land loans was primarily due to the foreclosure and transfer to other real estate owned of a $1.1 million participation interest in a commercial development secured by land in Sevierville, Tennessee. The balance of non-performing loans at June 30, 2014 includes nonaccrual loans of $2.5 million. Residential mortgage loans of $53,000 were over 90 days past due but still accruing interest at June 30, 2014. The balance of nonaccrual loans at June 30, 2014 consists of $2.1 million in residential mortgage loans, $226,000 in construction and land loans, $90,000 in commercial real estate and multifamily and $124,000 in consumer loans.

Net charge-offs were $464,000 for the three months ended June 30, 2014 compared to $105,000 for the same period in 2013. Charge-offs totaling $485,000 were recorded during the quarter ended June 30, 2014 in connection with residential mortgage loans ($8,000), commercial real estate ($239,000), construction and land ($175,000) and consumer loans ($63,000).

The allowance for loan losses was $4.0 million at June 30, 2014. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income decreased $102,000, or 7.4%, to $1.3 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to decreases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, a reduction of investment sales commissions, a reduction in income from Valley Title Services, LLC and a reduction in deposit related fees of $118,000, 14,000, 11,000 and $8,000, respectively. These decreases were partially offset by a $50,000 gain on sale of foreclosed property.

The decrease in fees related to the origination, sale and servicing of mortgage loans on the secondary market is primarily due to decreased volume of these loans during the three months ended June 30, 2014 as compared to the same period in 2013. The decreased volume is primarily a result of an increase in market rates period over period. The reduction in income from Valley Title Services, LLC is primarily due to a decrease in mortgage volumes period over period. Income from investment sales commissions decreased primarily due to decreased sales of investment products. Income from other deposit related fees decreased primarily due to continuing reductions in non-sufficient funds related fees partially offset by restructuring of deposit account fees.

Non-interest Expense. Non-interest expense decreased $7,000, or 0.2%, to $3.2 million for the three months ended June 30, 2014 compared to the same period in 2013. The primary factors effecting the change was a decrease in data processing expense of $48,000, partially offset by increases in advertising and other operating expense, salary and employee benefits expense and FDIC premiums of $27,000, $9,000 and $5,000, respectively.

The decreases in data processing expenses were the result of certain one-time costs from the Bank’s conversion to a new core processing system incurred in 2013, which were not repeated in 2014. The primary reason for the increase in advertising and other operating expense was increased marketing efforts and increase in charges related to debit cards due to an increase in the number of cards issued. Salary and benefits expenses increased primarily because of cost of living adjustments.

Income Tax Expense. The Company had income tax expense of $367,000 for the three month period ended June 30, 2014 as compared to $298,000 for the same period in 2013. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $784,000 for the three month period ended June 30, 2014 compared to total comprehensive income of $364,000 for the three month period ended June 30, 2013. The increase was primarily a result of a positive change of $400,000 in unrealized gains and losses on securities available for sale, net of tax and an increase in net income period over period of $19,000.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Overview. The Company reported net income of $1.3 million, or $0.79 basic earnings per share, for the six-month period ended June 30, 2014, compared to net income of $1.2 million, or $0.59 basic earnings per share, for the same period in 2013.

Net Interest Income. Net interest income after provision for loan losses increased $290,000, or 5.2%, to $5.9 million for the six months ended June 30, 2014 compared to the same period in 2013.

Total interest income decreased $42,000, or 0.6%, from $6.9 million for the six months ended June 30, 2013 to $6.9 million for the six months ended June 30, 2014. The decrease was primarily the result of a $58,000 decrease in interest on loans partially offset by increases of $14,000 and $2,000, respectively, of dividends and interest on securities and interest bearing deposits in other banks. The decrease in interest on loans was due primarily to a decrease in market interest rates. The increase in dividends was primarily due to dividends received on the Bank’s limited partnership investment in Tenth Street Fund.

Total interest expense decreased $178,000, or 16.1%, from $1.1 million for the six months ended June 30, 2013 to $929,000 for the six months ended June 30, 2014. The decrease was primarily a result of a $114,000 decrease in interest on deposits as well as a $64,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in interest on Federal Home Loan Bank advances was due to the payoff of maturing advances.

Provision for Loan Losses. The provision for loan losses was $53,000 for the six months ended June 30, 2014 compared to $208,000 for the same period in 2013.

Non-performing loans decreased $1.4 million from $4.1 million at December 31, 2013 to $2.7 million at June 30, 2014. Non-performing residential mortgage loans, commercial real estate and multifamily loans, construction and land loans and commercial loans decreased $312,000, $6,000, $1.2 million and $47,000, respectively, while nonperforming consumer loans increased $54,000. The decrease in construction and land loans was primarily due to the foreclosure and transfer to other real estate owned of a $1.1 million participation interest in a commercial development secured by land in Sevierville, Tennessee. The balance of non-performing loans at June 30, 2014 includes nonaccrual loans of $2.5 million. Residential mortgage loans of $53,000 were over 90 days past due but still accruing interest at June 30, 2014. The balance of nonaccrual loans at June 30, 2014 consists of $2.1 million in residential mortgage loans, $226,000 in construction and land loans, $90,000 in commercial real estate and multifamily and $124,000 in consumer loans.

Net charge-offs were $532,000 for the six months ended June 30, 2014 compared to $68,000 for the same period in 2013. Charge-offs totaling $568,000 were recorded during the six months ended June 30, 2014 in connection with residential mortgage loans ($35,000), commercial real estate and multifamily loans ($239,000), construction and land loans ($175,000), and consumer loans ($119,000).

The allowance for loan losses was $4.0 million at June 30, 2014. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income decreased $120,000, or 4.6%, to $2.5 million for the six months ended June 30, 2014 compared to $2.6 million for the same period in 2013, primarily due to decreases in fees related to the origination, sale and servicing of mortgage loans on the secondary market and income from Valley Title Services, LLC of $200,000 and $29,000, respectively. These decreases were partially offset by increases income related to investment sales commissions, a gain on sale of foreclosed real estate and other repossessed assets and an increase of fees on deposit accounts of $42,000, $54,000 and $18,000, respectively. All other non-interest income decreased $5,000, net.

The decrease in fees related to the origination, sale and servicing of mortgage loans on the secondary market is primarily due to decreased volume of these loans during the six months ended June 30, 2014 as compared to the same period in 2013. The decreased volume is primarily a result of an increase in market rates period over period. The reduction in income from Valley Title Services, LLC is primarily due to a decrease in mortgage volumes period over period. The increase in income related to investment sales commission was primarily due to increased sales of investment products during the first three months of 2014 as a result of a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment. The gain on sale of foreclosed real estate and other repossessed assets was primarily the result of gain on sale of real estate in Reliance, TN. The increase in deposit related fees was primarily the result of increased debit card related fees and the restructuring of deposit account fee structures, partially offset by a reduction in non-sufficient funds charges.

Non-interest Expense. Non-interest expense decreased $81,000, or 1.3%, to $6.3 million for the six months ended June 30, 2014 compared to $6.4 million for the same period in 2013. The primary factors effecting the change were decreases in expenses related to data processing and advertising and other operating expenses of $100,000 and $46,000, respectively. These decreases were partially offset by increases in occupancy and equipment expense and salary and employee benefits expense of $41,000 and $20,000, respectively. The remaining $4,000 increase in non-interest expense was due to an increase in federal deposit insurance premiums.

The decreases in data processing and other operating expenses were the result of certain one-time costs from the Bank’s conversion to a new core processing system incurred in 2013, which were not repeated in 2014. The primary reason for the increase in occupancy and equipment expense was additional depreciation expense on computer hardware and software due to purchases. Salary and benefits expenses increased primarily because of cost of living adjustments.

Income Tax Expense. The Company had an income tax expense of $703,000 for the six month period ended June 30, 2014 as compared to $576,000 for the same period in 2013. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.6 million for the six-month period ended June 30, 2014 compared to total comprehensive income of $868,000 for the six-month period ended June 30, 2013. The increase was primarily a result of a change of $602,000 in unrealized gains and losses on securities available for sale, net of tax and an increase in net income period over period of $123,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $16.3 million. At June 30, 2014, securities classified as available-for-sale, which amounted to $29.5 million, provide an additional source of liquidity. In addition, at June 30, 2014, the Bank had the ability to borrow a total of approximately $44.6 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2014, the Bank had $11.8 million in letters of credit with the Federal Home Loan Bank to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also seeks liquidity to fund any repurchases of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $5.1 million at June 30, 2014.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of June 30, 2014, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core, tier 1 risk-based capital, and total risk-based capital ratios of 11.2%, 11.2%, 15.7%, and 16.9%, respectively. The regulatory requirements at that date were 1.5%, 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $169,000 during the six months ended June 30, 2014. The dividend payout ratio for the first six months of 2014, representing dividends per share divided by diluted earnings per share, was 13.3%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014. As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of June 30, 2014, the Company had repurchased an aggregate of 977,951 shares under these programs.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2014	—	$—	—	74,810
May 1 through May 31, 2014	—	—	—	74,810
June 1 through June 30, 2014	7,726	21.53	7,726	67,084

Total	7,726	$21.53	7,726	67,084

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: August 8, 2014	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2014	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)