Form 10-Q
period 2014-09-30
Athens Bancshares Corp
filed 2014-11-07
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the number of shares of common stock outstanding was 1,801,701.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item  1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$6,848,637	$11,119,410
Interest-bearing deposits in banks	2,015,978	4,015,977

Total cash and cash equivalents	8,864,615	15,135,387

Securities available for sale	29,271,474	31,580,183
Investments, at cost	3,449,000	3,648,800
Loans, net of allowance for loan losses of $3,962,540 and $4,432,069 at September 30, 2014 and December 31, 2013, respectively	241,460,414	226,206,014
Premises and equipment, net	4,145,253	4,532,838
Accrued interest receivable	961,228	978,201
Cash surrender value of bank owned life insurance	10,024,505	9,812,685
Foreclosed real estate	1,092,500	413,150
Other assets	2,555,347	2,505,156

Total assets	$301,824,336	$294,812,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$22,603,371	$18,252,633
Interest-bearing	224,283,828	229,919,419

Total deposits	246,887,199	248,172,052

Accrued interest payable	136,310	152,897
Securities sold under agreements to repurchase	1,157,474	1,303,789
Federal Home Loan Bank advances	7,500,000	—
Accrued expenses and other liabilities	4,519,167	4,075,481

Total liabilities	260,200,150	253,704,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,801,701 outstanding at September 30, 2014 and 1,890,990 outstanding at December 31, 2013	18,017	18,910
Additional paid-in capital	17,751,272	18,523,039
Common stock acquired by benefit plans:
Restricted stock	(419,879)	(616,575)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,629,320)	(1,629,320)
Retained earnings	25,667,432	24,880,822
Accumulated other comprehensive income (loss)	236,664	(68,681)

Total stockholders’ equity	41,624,186	41,108,195

Total liabilities and stockholders’ equity	$301,824,336	$294,812,414

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$3,224,048	$3,163,920	$9,626,449	$9,624,714
Dividends	44,083	30,715	138,191	110,494
Securities and interest-bearing deposits in other banks	181,194	184,758	543,721	545,704

Total interest and dividend income	3,449,325	3,379,393	10,308,361	10,280,912

Interest expense:
Deposits	430,235	511,850	1,359,319	1,554,503
Fed funds purchased and securities sold under agreements to repurchase	283	346	797	1,218
Federal Home Loan Bank advances	276	13,936	276	78,278

Total interest expense	430,794	526,132	1,360,392	1,633,999

Net interest income	3,018,531	2,853,261	8,947,969	8,646,913

Provision for loan losses	31,985	73,418	85,147	281,090

Net interest income after provision for loan losses	2,986,546	2,779,843	8,862,822	8,365,823

Noninterest income:
Customer service fees	545,509	522,396	1,553,094	1,522,228
Other charges and fees	457,235	402,198	1,224,991	1,233,402
Investment sales commissions	132,036	128,677	442,430	397,204
Increase in cash surrender value of life insurance	87,269	91,694	260,283	269,964
Other noninterest income	165,144	125,427	408,867	470,289

Total noninterest income	1,387,193	1,270,392	3,889,665	3,893,087

Noninterest expenses:
Salaries and employee benefits	1,784,930	1,778,958	5,358,682	5,332,841
Occupancy and equipment	402,069	390,252	1,194,000	1,141,324
Federal deposit insurance premiums	47,000	54,576	138,000	141,948
Data processing	266,156	400,273	760,929	994,586
Advertising	59,074	44,991	154,544	119,513
Other operating expenses	697,043	690,039	1,995,672	2,055,249

Total noninterest expenses	3,256,272	3,359,089	9,601,827	9,785,461

Net income before income taxes	1,117,467	691,146	3,150,660	2,473,449

Income tax expense	367,483	194,048	1,070,745	769,918

Net income	$749,984	$497,098	$2,079,915	$1,703,531

Earnings per common share
Basic	$0.46	$0.26	$1.25	$0.85
Diluted	$0.43	$0.24	$1.17	$0.81
Dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$749,984	$497,098	$2,079,915	$1,703,531

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) on securities available for sale	66,857	(270,579)	492,492	(816,537)

Income tax (expense) benefit related to other comprehensive income items	(25,406)	102,820	(187,147)	310,284

Other comprehensive income (loss), net of tax	41,451	(167,759)	305,345	(506,253)

Comprehensive income	$791,435	$329,339	$2,385,260	$1,197,278

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2014

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	1,890,990	$18,910	$18,523,039	$24,880,822	$(2,245,895)	$(68,681)	$41,108,195

Net income		—	—	2,079,915	—	—	2,079,915
Other comprehensive income		—	—	—	—	305,345	305,345
Dividends - $0.15 per share		—	—	(250,400)	—	—	(250,400)
Release of restricted stock plan shares		—	(196,696)	—	196,696	—	—
Stock compensation expense		—	262,821	—	—	—	262,821
Repurchase and retirement of Company common stock	(96,430)	(964)	(919,942)	(1,042,905)	—	—	(1,963,811)
Issuance of Company common stock	7,141	71	82,050	—	—	—	82,121

Balance, September 30, 2014	1,801,701	$18,017	$17,751,272	$25,667,432	$(2,049,199)	$236,664	$41,624,186

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,079,915	$1,703,531
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation	470,079	412,998
Amortization of securities and other assets	204,039	316,948
Provision for loan losses	85,147	281,090
Deferred income taxes	106,388	90,163
Other gains and losses, net	(39,918)	(69,394)
Stock compensation expense	262,821	262,821
Net change in:
Cash surrender value of life insurance, net	(211,820)	(224,667)
Accrued interest receivable	16,973	15,034
Accrued interest payable	(16,587)	(10,703)
Prepaid FDIC assessment	—	427,353
Other assets and liabilities	(402,391)	295,426

Net cash provided by operating activities	2,554,646	3,500,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	—	249,000
Securities available for sale:
Purchases	(2,896,702)	(7,301,386)
Maturities, prepayments and calls	5,150,224	8,092,497
Sales	398,763	—
Investments, at cost:
Proceeds from redemption of FHLB stock	199,800	—
Loan originations and principal collections, net	(15,741,002)	(5,887,485)
Purchases of premises and equipment	(82,494)	(414,706)
Proceeds from sale of foreclosed real estate	209,251	458,703

Net cash used in investing activities	(12,762,160)	(4,803,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,284,853)	11,824,623
Net decrease in securities sold under agreements to repurchase	(146,315)	(1,023,884)
Net increase (decrease) in Federal Home Loan Bank advances	7,500,000	(3,000,000)
Repurchase and retirement of Company common stock	(1,963,811)	(4,889,585)
Issuance of Company common stock	82,121	—
Dividends paid	(250,400)	(305,915)

Net cash provided by financing activities	3,936,742	2,605,239

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,270,772)	1,302,462

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,135,387	20,252,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,864,615	$21,554,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,376,979	$1,644,702
Income taxes paid	987,136	968,013

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$1,272,086	$306,633
Financed sales of foreclosed real estate	419,000	321,293

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial condition and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. The Company does not believe this update will have a significant impact on the consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a significant impact on its consolidated financial statements or do not apply to its operations.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the basic and diluted earnings per share for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Numerator:
Net income	$749,984	$497,098

Denominator:
Weighted average common shares outstanding	1,638,797	1,947,833
Effect of dilutive stock options	116,772	83,807

Diluted shares	1,755,569	2,031,640

Basic earnings per share	$0.46	$0.26

Diluted earnings per share	$0.43	$0.24

The following is a summary of the basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Numerator:
Net income	$2,079,915	$1,703,531

Denominator:
Weighted average common shares outstanding	1,663,191	2,011,161
Effect of dilutive stock options	108,856	84,674

Diluted shares	1,772,047	2,095,835

Basic earnings per share	$1.25	$0.85

Diluted earnings per share	$1.17	$0.81

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government agencies and corporations	$2,659,618	$5,127	$(39,580)	$2,625,165

Mortgage-backed and related securities (1)	13,468,331	187,012	(25,029)	13,630,314

State and municipal securities	12,761,809	339,383	(85,197)	13,015,995

	$28,889,758	$531,522	$(149,806)	$29,271,474

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government agencies and corporations	$5,825,027	$14,733	$(93,496)	$5,746,264

Mortgage-backed and related securities (1)	14,514,702	189,224	(66,861)	14,637,065

State and municipal securities	11,351,230	153,436	(307,812)	11,196,854

	$31,690,959	$357,393	$(468,169)	$31,580,183

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of September 30, 2014 and December 31, 2013, the Company did not have any securities classified as held-to-maturity or as trading securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

The amortized cost and estimated market value of securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$77,681	$78,247
Due after one year through five years	6,141,439	6,171,221
Due five years to ten years	7,838,398	8,012,314
Due after ten years	1,363,909	1,379,378
Mortgage-backed securities	13,468,331	13,630,314

Total	$28,889,758	$29,271,474

The Company had no realized gains or losses for the nine month periods ended September 30, 2014 and 2013.

The Company has pledged securities with carrying values of approximately $17,259,000 and $17,507,000 to secure deposits of public and private funds as of September 30, 2014 and December 31, 2013, respectively.

Securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities of U.S. Government agencies and corporations	$997	$(3)	$962	$(37)	$1,959	$(40)

State and municipal securities	—	—	3,110	(85)	3,110	(85)

Mortgage-backed and related securities	2,911	(17)	826	(8)	3,737	(25)

	$3,908	$(20)	$4,898	$(130)	$8,806	$(150)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities of U.S. Government agencies and corporations	$1,905	$(93)	$—	$—	$1,905	$(93)

State and municipal securities	5,104	(283)	411	(25)	5,515	(308)

Mortgage-backed and related securities	8,332	(67)	—	—	8,332	(67)

	$15,341	$(443)	$411	$(25)	$15,752	$(468)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

At September 30, 2014, the 12 securities with unrealized losses had depreciated 1.67 percent from the Company’s amortized cost basis. At December 31, 2013, the 22 securities with unrealized losses had depreciated 2.89 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2014.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014	December 31, 2013
Federal Home Loan Bank of Cincinnati common stock	$2,549,000	$2,898,800
Tenth Street Fund III, L.P. investment	900,000	750,000

	$3,449,000	$3,648,800

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$90,948,984	$88,414,921
Commercial real estate and multi-family	84,185,890	74,497,078
Construction and land	31,083,960	30,720,741

	206,218,834	193,632,740

Commercial loans	14,958,674	13,058,544

Consumer and equity lines of credit	24,993,800	24,732,518

Total loans	246,171,308	231,423,802

Less: Allowance for loan losses	(3,962,540)	(4,432,069)
Unearned interest and fees	(364,916)	(396,470)
Net deferred loan origination fees	(383,438)	(389,249)

Loans, net	$241,460,414	$226,206,014

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents activity in the allowance for loan losses for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Beginning balance	$4,432,069	$4,475,302
Provision for loan losses	85,147	316,393
Loans charged-off	(613,999)	(594,470)
Recoveries	59,323	234,844

Ending balance	$3,962,540	$4,432,069

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	September 30, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$60,196	$306,437	$102,092	$11,569	$71,511	$—	$551,805

General reserves	285,273	864,735	1,140,145	610,692	456,154	53,736	3,410,735

Total reserves	$345,469	$1,171,172	$1,242,237	$622,261	$527,665	$53,736	$3,962,540

Impaired loans	$1,813,735	$4,254,044	$494,340	$675,101	$454,097	$—	$7,691,317

Performing loans	13,144,939	86,694,940	83,691,550	30,408,859	24,539,703	—	238,479,991

Total	$14,958,674	$90,948,984	$84,185,890	$31,083,960	$24,993,800	$—	$246,171,308

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$—	$1,090,060

General reserves	244,980	897,380	1,023,783	652,974	461,508	61,384	3,342,009

Total reserves	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

Impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$—	$10,316,047

Performing loans	11,157,335	82,593,346	74,047,481	28,905,448	24,404,145	—	221,107,755

Total	$13,058,544	$88,414,921	$74,497,078	$30,720,741	$24,732,518	$—	$231,423,802

The following table details the changes in the allowance for loan losses from December 31, 2012 to September 30, 2014 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Provision (reallocation) for loan losses	(500,574)	257,300	33,963	235,242	229,938	60,524	316,393
Loans charged-off	—	(194,671)	—	(97,500)	(302,299)	—	(594,470)
Recoveries	146,447	30,955	—	—	57,442	—	234,844

Balance, December 31, 2013	331,938	1,442,506	1,108,958	956,726	530,557	61,384	4,432,069

Provision (reallocation) for loan losses	13,531	(238,709)	371,978	(158,779)	104,774	(7,648)	85,147
Loans charged-off	—	(35,088)	(238,699)	(175,686)	(164,526)	—	(613,999)
Recoveries	—	2,463	—	—	56,860	—	59,323

Balance, September 30, 2014	$345,469	$1,171,172	$1,242,237	$622,261	$527,665	$53,736	$3,962,540

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:

Without a valuation allowance	$24,617	$3,068,564	$234,796	$597,974	196,873	$4,122,824

With a valuation allowance	1,789,118	1,185,480	259,544	77,127	257,224	3,568,493

Recorded investment in impaired loans	$1,813,735	$4,254,044	$494,340	$675,101	$454,097	$7,691,317

Unpaid principal balance of impaired loans	$1,853,583	$4,646,071	$494,340	$1,200,258	$454,256	$8,648,508

Valuation allowance related to impaired loans	$60,196	$306,437	$102,092	$11,569	$71,511	$551,805

Average investment in impaired loans	$1,848,296	$4,485,130	$508,936	$1,046,852	$384,378	$8,273,592

Interest income recognized on impaired loans	$71,604	$116,796	$20,732	$27,035	$13,494	$249,661

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:

Without a valuation allowance	$47,141	$3,285,685	$247,422	$346,571	$78,393	$4,005,212

With a valuation allowance	1,854,068	2,535,890	202,175	1,468,722	249,980	6,310,835

Recorded investment in impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$10,316,047

Unpaid principal balance of impaired loans	$1,941,056	$6,232,048	$449,597	$2,752,396	$328,843	$11,703,940

Valuation allowance related to impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$1,090,060

Average investment in impaired loans	$1,878,458	$8,658,167	$880,839	$1,869,016	$327,904	$13,614,384

Interest income recognized on impaired loans	$101,112	$353,260	$55,697	$7,275	$20,066	$537,410

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following tables present an aged analysis of past due loans:

	September 30, 2014
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing
Residential 1-4 family	$280,432	$2,852,597	$3,133,029	$87,815,955	$90,948,984	$—
Commercial real estate and multifamily	—	320,624	320,624	83,865,266	84,185,890	—
Construction and land	34,338	309,701	344,039	30,739,921	31,083,960	—
Commercial	26,315	—	26,315	14,932,359	14,958,674	—
Consumer and other	209,740	61,814	271,554	24,722,246	24,993,800	14,739

Total	$550,825	$3,544,736	$4,095,561	$242,075,747	$246,171,308	$14,739

	December 31, 2013
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing
Residential 1-4 family	$915,785	$2,440,384	$3,356,169	$85,058,752	$88,414,921	$20,128
Commercial real estate and multifamily	—	96,055	96,055	74,401,023	74,497,078	—
Construction and land	381,336	1,402,960	1,784,296	28,936,445	30,720,741	—
Commercial	24,515	47,141	71,656	12,986,888	13,058,544	—
Consumer and other	341,647	56,953	398,600	24,333,918	24,732,518	27,182

Total	$1,663,283	$4,043,493	$5,706,776	$225,717,026	$231,423,802	$47,310

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$84,187,210	$2,507,730	$4,254,044	$—	$—	$90,948,984
Commercial real estate and multifamily	83,691,550	—	494,340	—	—	84,185,890
Construction and land	28,744,715	1,664,144	675,101	—	—	31,083,960
Commercial	13,129,481	15,458	1,813,735	—	—	14,958,674
Consumer and other	24,293,410	246,293	454,097	—	—	24,993,800

Total	$234,046,366	$4,433,625	$7,691,317	$—	$—	$246,171,308

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$81,288,044	$1,305,302	$5,821,575	$—	$—	$88,414,921
Commercial real estate and multifamily	73,918,715	128,766	449,597	—	—	74,497,078
Construction and land	27,155,327	1,750,121	1,815,293	—	—	30,720,741
Commercial	11,157,335	—	1,901,209	—	—	13,058,544
Consumer and other	24,159,285	244,860	328,373	—	—	24,732,518

Total	$217,678,706	$3,429,049	$10,316,047	$—	$—	$231,423,802

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

The following tables present information related to loans modified in a TDR:

Nine Months Ended September 30, 2014
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	10	10,921	10,921

	10	$10,921	$10,921

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	Nine Months Ended September 30, 2013
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	1	$64,586	$64,586
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	8	36,183	18,081

	9	$100,769	$82,667

The following tables set forth loans modified in a TDR from October 1 through September 30, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

Twelve Months Ended September 30, 2014
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	11,258

	2	$11,258

	Twelve Months Ended September 30, 2013
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at September 30, 2014 and December 31, 2013.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis:

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,625,165	$—	$2,625,165	$—
Mortgage-backed securities	13,630,314	—	13,630,314	—
State and municipal securities	13,015,995	—	13,015,995	—

Total securities available for sale	$29,271,474	$—	$29,271,474	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:

Securities of U.S. Government agencies and corporations	$5,746,264	$—	$5,746,264	$—
Mortgage-backed securities	14,637,065	—	14,637,065	—
State and municipal securities	11,196,854	—	11,196,854	—

Total securities available for sale	$31,580,183	$—	$31,580,183	$—

At September 30, 2014 and December 31, 2013, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2 during the nine months ended September 30, 2014.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets for which a nonrecurring change in fair value was recorded:

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$3,016,688	$—	$1,286,973	$1,729,715
Foreclosed real estate	1,092,500	—	1,092,500	—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$5,220,775	$—	$2,623,325	$2,597,450
Foreclosed real estate	413,150	—	413,150	—

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$8,864,615	$8,864,615	$15,135,387	$15,135,387
Securities available for sale	29,271,474	29,271,474	31,580,183	31,580,183
Investments, at cost	3,449,000	3,449,000	3,648,800	3,648,800
Loans, net	241,460,414	241,456,667	226,206,014	227,272,387
Cash surrender value of bank owned life insurance	10,024,505	10,024,505	9,812,685	9,812,685
Accrued interest receivable	961,228	961,228	978,201	978,201

Financial liabilities:
Deposits	246,887,199	250,800,116	248,172,052	252,724,560
Securities sold under agreements to repurchase	1,157,474	1,157,474	1,303,789	1,303,789
Federal Home Loan Bank advances	7,500,000	7,500,000	—	—
Accrued interest payable	136,310	136,310	152,897	152,897

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares

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

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For both the nine months ended September 30, 2014 and 2013, the Company recorded stock compensation expense of $40,612. At September 30, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $54,150.

A summary of the activity in the 2010 Plan for the nine months ended September 30, 2014, is presented in the following table:

	Nine Months Ended September 30, 2014
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	236,062	$11.50	—
Granted	—	N/A	—
Exercised	(7,141)	$11.50	—
Forfeited	—	N/A	—

Outstanding at September 30, 2014	228,921	$11.50	$2,339,573

Options exercisable at September 30, 2014	134,496	$11.50	$1,374,549

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on changes in the market value of the Company’s stock.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Other information regarding options outstanding and exercisable as of September 30, 2014, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	228,921	$11.50	6.25	134,496	$11.50

Information pertaining to non-vested options for the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2013	94,425	$1.27
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, September 30, 2014	94,425	$1.27

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

For both the nine months ended September 30, 2014 and 2013, the Company recognized $222,209 in compensation expense attributable to restricted shares that have been awarded. At September 30, 2014, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $721,861.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the nine months ended September 30, 2014 is as follows:

	Number	Grant Date Weighted- Average Cost

Unvested at December 31, 2013	69,987	$13.49
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at September 30, 2014	51,102	$13.76

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the nine months ended September 30, 2014 or 2013.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	September 30, 2014	December 31, 2013
Allocated shares	59,248	59,248
Unallocated shares	162,932	162,932

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$3,538,883	$3,229,312

Note 7.	Federal Home Loan Bank Advances

At September 30, 2014, the Bank had a short term advance outstanding of $7,500,000 with interest accruing at a rate of 0.13%. Pursuant to collateral agreements with the FHLB, the advance described above is secured by the Bank’s FHLB stock and qualifying first mortgage loans. The Bank had no outstanding balances at September 30, 2013.

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

Critical Accounting Policies

During the nine-month period ended September 30, 2014, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. Total assets increased from $294.8 million at December 31, 2013 to $301.8 million at September 30, 2014.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $6.2 million, or 41.4%, from $15.1 million at December 31, 2013 to $8.9 million at September 30, 2014. This decrease is due primarily to a $1.3 million decrease in interest bearing deposits in banks, a $15.7 million increase in gross loans, repurchases of Company common stock of $1.9 million and proceeds from sale of foreclosed real estate of $209,000, partially offset by increases in cash as a result of a $2.9 million reduction in securities and investments at cost and $7.5 million proceeds from a Federal Home Loan Bank advance. Other changes resulted in cash inflow from operating activities of $2.5 million.

Securities. Securities decreased $2.3 million, or 7.3%, from $31.6 million at December 31, 2013 to $29.3 million at September 30, 2014, primarily as a result of calls and principal repayments of agency, mortgage-backed and municipal securities of $3.1 million, $2.0 million and $55,000, respectively along with the sale of $399,000 of municipal securities. These items were partially offset by purchases of $1.9 million in municipal securities and $1.0 million in mortgage-backed securities. The remaining change in securities was due primarily to amortization and mark-to-market adjustments.

Loans. Net loans receivable increased $15.3 million, or 6.7%, from $226.2 million at December 31, 2013 to $241.5 million at September 30, 2014, primarily as a result of $2.5 million, $9.7 million, $363,000, $1.9 million and $261,000 increases in 1-4 family residential real estate, commercial real estate and multifamily loans, construction and land loans, commercial loans, and consumer and equity lines of credit, respectively. Other increases of $507,000 are a result of reduction in allowance for loan losses and unearned and deferred interest and fees. The increase in 1-4 family residential real estate is primarily a result of new loans generated from a newly implemented first-time homebuyers program and an increase in loans secured by 1-4 family residential properties used as rental properties. The increase in commercial real estate and multifamily loans was due primarily to the conversion of a $4.1 million hotel construction loan to permanent financing and two loans secured by assisted living facilities totaling $5.0 million, construction and land loans increased primarily due to advances on continuing construction projects, while commercial loans and consumer loans increased due to increased demand and additional marketing efforts.

Deposits. Total deposits decreased $1.3 million, or 0.5%, from $248.2 million at December 31, 2013 to $246.9 million at September 30, 2014. The primary reason for the decrease in deposits was primarily due to decreases in certificates of deposit and money market accounts of $6.2 million and $2.3 million, respectively, partially offset by increases in demand and now accounts and savings accounts of $4.9 million and $2.3 million respectively. The decrease in certificates of deposit was primarily due to non-renewal of maturing certificates due to continued low market interest rates. The increase in demand and NOW accounts was primarily due to increased balances of three public entities and several small businesses together with an overall increase in the number of accounts.

Borrowings. As of September 30, 2014, a $7.5 million short term advance was outstanding from the Federal Home Loan Bank.

Stockholders’ Equity. Stockholders’ equity increased $516,000, or 1.3%, from $41.1 million at December 31, 2013 to $41.6 million at September 30, 2014. The primary reasons for the increase was net income for the first nine months of 2014 of $2.1 million, an unrealized gain on securities available for sale (net of tax) of $305,000 and increases of $263,000 and $82,000 in additional paid-in capital related to stock compensation expense for the period and issuance of additional common stock for the exercise of stock options, respectively. These increases were partially offset by decreases of $1.9 million and $250,000 related to repurchase and retirement of common stock and dividends declared and paid on outstanding shares (other than unallocated ESOP shares), respectively.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Overview. The Company reported net income of $750,000, or $0.46 basic earnings per share, for the three-month period ended September 30, 2014, compared to net income of $497,000, or $0.26 basic earnings per share, for the same period in 2013.

Net Interest Income. Net interest income after provision for loan losses increased $207,000, or 7.4%, to $3.0 million for the three months ended September 30, 2014 compared to $2.8 million for the same period in 2013.

Total interest and dividend income increased $70,000, or 2.1%, from $3.4 million for the three months ended September 30, 2013 to $3.4 million for the three months ended September 30, 2014. The increase was primarily the result of a $60,000 increase in interest on loans as well as an increase in dividends of $13,000, partially offset by a decrease in securities and interest bearing deposits in other banks of $4,000. The increase in interest on loans was due primarily to the combined effect of higher average outstanding balances and slightly higher average interest rates. Dividends increased primarily due to dividends on the investment in Tenth Street Fund during the 2014 period.

Total interest expense decreased $95,000, or 18.1%, from $526,000 for the three months ended September 30, 2013 to $431,000 for the three months ended September 30, 2014. The decrease was primarily a result of a $82,000 decrease in interest on deposits as well as a $13,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates and decrease in certificates of deposits. The decrease in interest on Federal Home Loan Bank advances was due to the combined effect of lower average outstanding balances combined with lower average interest rates.

Provision for Loan Losses. The provision for loan losses was $32,000 for the three months ended September 30, 2014 compared to $73,000 for the same period in 2013.

Non-performing loans increased $900,000 from $2.6 million at June 30, 2014 to $3.5 million at September 30, 2014. Non-performing residential mortgage loans, commercial real estate and multifamily loans and construction and land loans increased $659,000, $231,000 and $84,000, respectively, while nonperforming consumer loans increased $32,000. The balance of non-performing loans at September 30, 2014 includes nonaccrual loans of $3.5 million. Residential mortgage loans of $15,000 were over 90 days past due but still accruing interest at September 30, 2014. The balance of nonaccrual loans at September 30, 2014 consists of $2.9 million in residential mortgage loans, $310,000 in construction and land loans, $321,000 in commercial real estate and multifamily and $47,000 in consumer loans.

Net charge-offs were $23,000 for the three months ended September 30, 2014 compared to $114,000 for the same period in 2013. Charge-offs totaling $46,000 were recorded during the quarter ended September 30, 2014 in connection consumer loans.

The allowance for loan losses was $4.0 million at September 30, 2014. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $117,000, or 7.4%, to $1.4 million for the three months ended September 30, 2014 compared to $1.3 million for the same period in 2013, primarily due to increases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, the origination and servicing of consumer and commercial loans, deposit related fees, investment sales commissions and an increase in income from Valley Title Services LLC of $66,000, $14,000, $17,000, $3,000 and $21,000, respectively. These increases were partially offset by a $4,000 decrease in the change in value of bank owned life insurance period over period.

The increase in fees related to the origination, sale and servicing of mortgage loans on the secondary market is primarily due to increased volume of these loans during the three months ended September 30, 2014 as compared to the same period in 2013. The increased volume is primarily a result of a decrease in market rates period over period. The increase in fees related to origination and servicing of consumer and commercial loans is primarily the result of increased volume as a result of increased marketing efforts. The increase in income from Valley Title Services, LLC is primarily due to an increase in mortgage volumes due to lower market interest rates period over period.

Non-interest Expense. Non-interest expense decreased $103,000, or 3.1%, to $3.3 million for the three months ended September 30, 2014 compared to $3.4 million for the same period in 2013. The primary factors effecting the change was a decrease in data processing expense and FDIC premiums of $134,000 and $8,000, respectively, partially offset by increases in advertising and other operating expense, occupancy and equipment expense, and salary and employee benefits expense of $21,000, $12,000 and $6,000, respectively.

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

Income Tax Expense. The Company had income tax expense of $367,000 for the three month period ended September 30, 2014 as compared to $194,000 for the same period in 2013. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $791,000 for the three month period ended September 30, 2014 compared to total comprehensive income of $329,000 for the three month period ended September 30, 2013. The increase was primarily a result of a positive change of $209,000 in unrealized gains and losses on securities available for sale, net of tax and an increase in net income period over period of $253,000.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Overview. The Company reported net income of $2.1 million, or $1.25 basic earnings per share, for the nine-month period ended September 30, 2014, compared to net income of $1.7 million, or $0.85 basic earnings per share, for the same period in 2013.

Net Interest Income. Net interest income after provision for loan losses increased $497,000, or 5.9%, to $8.9 million for the nine months ended September 30, 2014 compared to $8.4 million for the same period in 2013.

Total interest and dividend income increased $27,000, or 0.3%, from $10.3 million for the nine months ended September 30, 2013 to $10.3 million for the nine months ended September 30, 2014. The increase was primarily the result of a $28,000 increase in dividends on the Bank’s investment in Tenth Street Fund.

Total interest expense decreased $274,000, or 16.7%, from $1.6 million for the nine months ended September 30, 2013 to $1.3 million for the nine months ended September 30, 2014. The decrease was primarily a result of a $195,000 decrease in interest on deposits as well as a $78,000 decrease in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates. The decrease in interest on Federal Home Loan Bank advances was due to lower balances of outstanding advances and lower interest rates period over period.

Provision for Loan Losses. The provision for loan losses was $85,000 for the nine months ended September 30, 2014 compared to $281,000 for the same period in 2013.

Non-performing loans decreased $545,000 from $4.1 million at December 31, 2013 to $3.5 million at September 30, 2014. Non-performing residential mortgage loans and commercial real estate and multifamily loans increased $407,000 and $225,000, respectively, while nonperforming construction and land loans, commercial loans and consumer loans decreased $1.9 million, $47,000 and $37,000, respectively. The decrease in construction and land loans was primarily due to the foreclosure and transfer to other real estate owned of a $1.1 million participation interest in a commercial development secured by land in Sevierville, Tennessee. The balance of non-performing loans at September 30, 2014 includes nonaccrual loans of $3.5 million. Residential mortgage loans of $15,000 were over 90 days past due but still accruing interest at September 30, 2014. The balance of nonaccrual loans at September 30, 2014 consists of $2.9 million in residential mortgage loans, $310,000 in construction and land loans, $321,000 in commercial real estate and multifamily and $47,000 in consumer loans.

Net charge-offs were $555,000 for the nine months ended September 30, 2014 compared to $280,000 for the same period in 2013. Charge-offs totaling $614,000 were recorded during the nine months ended September 30, 2014 in connection with residential mortgage loans ($35,000), commercial real estate and multifamily loans ($239,000), construction and land loans ($175,000), and consumer loans ($165,000).

The allowance for loan losses was $4.0 million at September 30, 2014. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income decreased $3,000, or 0.1%, to $3.9 million for the nine months ended September 30, 2014 compared to $3.9 million for the same period in 2013, primarily due to decreases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, the change of market value of bank owned life insurance and income from Valley Title Services, LLC of $135,000, $10,000 and $8,000, respectively. These decreases were partially offset by increases income related to investment sales commissions, an increase of gain on sale of foreclosed real estate and other repossessed assets, increase in fees related to origination and servicing of consumer and commercial loans and an increase of fees on deposit accounts of $45,000, $49,000, $19,000 and $36,000, respectively. All other non-interest income decreased $1,000, net.

The decrease in fees related to the origination, sale and servicing of mortgage loans on the secondary market is primarily due to decreased volume of these loans during the nine months ended September 30, 2014 as compared to the same period in 2013. The decreased volume is primarily a result of an increase in market rates period over period. The reduction in income from Valley Title Services, LLC is primarily due to a decrease in mortgage volumes period over period. The increase in income related to investment sales commission was primarily due to increased sales of investment products during the first three months of 2014 as a result of a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued low rate environment. The gain on sale of foreclosed real estate and other repossessed assets was primarily the result of gain on sale of real estate in Reliance, TN. The increase in fees related to the origination and servicing of consumer and commercial loans was primarily due to an increase in volume in these types of loans due to increased marketing efforts. The increase in deposit related fees was primarily the result of increased debit card related fees and the restructuring of deposit account fee structures, partially offset by a reduction in non-sufficient funds charges.

Non-interest Expense. Non-interest expense decreased $184,000, or 1.9%, to $9.6 million for the nine months ended September 30, 2014 compared to $9.8 million for the same period in 2013. The primary factors effecting the change were decreases in expenses related to data processing, federal deposit insurance premiums and other operating expenses of $234,000, 4,000 and $60,000, respectively. These decreases were partially offset by increases in occupancy and equipment expense, advertising expense and salary and employee benefits expense of

$53,000, $35,000 and $26,000, respectively. The decreases in data processing and other operating expenses were the result of certain one-time costs from the Bank’s conversion to a new core processing system incurred in 2013, which were not repeated in 2014. The primary reason for the increase in occupancy and equipment expense was additional depreciation expense on computer hardware and software due to purchases. Salary and benefits expenses increased primarily because of cost of living adjustments.

Income Tax Expense. The Company had an income tax expense of $1.1 million for the nine month period ended September 30, 2014 as compared to $770,000 for the same period in 2013. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $2.4 million for the nine-month period ended September 30, 2014 compared to total comprehensive income of $1.2 million for the nine-month period ended September 30, 2013. The increase was primarily a result of a positive change of $812,000 in unrealized gains and losses on securities available for sale, net of tax and an increase in net income period over period of $376,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $8.9 million. At September 30, 2014, securities classified as available-for-sale and not pledged against deposits, which amounted to $12.0 million, provide an additional source of liquidity. In addition, at September 30, 2014, the Bank had the ability to borrow a total of approximately $38.7 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2014, the Bank had $7.5 million in Federal Home Loan Bank advances outstanding and $11.8 million in letters of credit to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also seeks liquidity to fund any repurchases of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Federal Reserve Board, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $5.1 million at September 30, 2014.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of September 30, 2014, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tangible, core, tier 1 risk-based capital, and total risk-based capital ratios of 11.3%, 11.3%, 15.5%, and 16.7%, respectively. The regulatory requirements at that date were 1.5%, 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $250,000 during the nine months ended September 30, 2014. The dividend payout ratio for the first nine months of 2014, representing dividends per share divided by diluted earnings per share, was 12.8%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the nine months ended September 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our model results indicated that at we were in compliance with the policies noted above and that our balance sheet is slightly liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s consolidated financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014. As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of September 30, 2014, the Company had repurchased an aggregate of 982,690 shares under these programs.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2014	511	$22.05	511	66,573
August 1 through August 31, 2014	—	—	—	66,573
September 1 through September 30, 2014	4,228	23.05	4,228	62,345

Total	4,739	$22.94	4,739	62,345

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(5)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(5)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (6)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: November 7, 2014	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2014	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)