Form 10-K
period 2014-12-31
Athens Bancshares Corp
filed 2015-03-13
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $30.6 million based upon the closing price of $22.14 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock as of March 9, 2015 was 1,796,701.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Athens Bancshares Corporation. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Athens Bancshares Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Athens Bancshares Corporation and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Athens Bancshares Corporation’s market area, changes in real estate market values in Athens Bancshares Corporation’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in this Annual Report under Item 1A – Risk Factors.

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

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans. We primarily conduct our lending and deposit activities with individuals and small businesses in our primary market area.

Our website address is www.athensfederal.com. Information on our website should not be considered a part of this annual report. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Company’s web site as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

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

One-to Four-Family Residential Loans. At December 31, 2014, we had $89.1 million in one- to four-family residential loans, which represented 36.6% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area. In recent years, a significant portion of the residential mortgage loans that we have originated have been secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally carry a greater risk of loss than loans secured by owner-occupied properties. See “Item 1A. Risk Factors – Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.”

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

Non-residential Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2014, non-residential real estate loans totaled $79.1 million, or 32.5% of our total loan portfolio. Our non-residential real estate loans are generally secured by small to moderately-sized office and retail properties, churches, assisted living facilities, and hotels located both in and out of our primary market area. With respect to non-residential real estate loans, we typically require that either the borrower or the property securing the loan be located in our primary market area.

We originate fixed-rate non-residential real estate loans, generally with terms of three to five years and payments based on an amortization schedule of up to 30 years, resulting in “balloon” balances at maturity. We also offer adjustable-rate commercial real estate loans, generally with terms up to 30 years and with interest rates typically equal to the prime lending rate as reported in the Wall Street Journal plus an applicable margin. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 85% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors. Our non-residential real estate loans typically provide for an interest rate floor of the original loan rate.

Construction Loans. We originate construction loans for one-to four-family homes and commercial properties, such as assisted living facilities, retail shops and office units, and multi-family properties. At December 31, 2014, the outstanding balance of residential and non-residential construction loans totaled $16.9 million, which represented 7.0% of our total loan portfolio. Construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on these loans are generally tied to either the Federal Cost of Funds or the One Year U.S. Treasury Constant Maturity Index. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

We also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. We generally limit speculative construction loans to a group of well-established builders in our primary market area and we also limit the number of projects with each builder. At December 31, 2014, we had approved commitments for speculative construction loans of $3.8 million, of which $1.6 million was outstanding. We generally require a maximum loan-to-value ratio of 80% for speculative construction loans.

Land and Land Development Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. At December 31, 2014, land and land development loans totaled $10.4 million, which represented 4.3% of our total loan portfolio. Land development loans, which are offered for terms of up to 12 months, are generally indexed to the prime rate as reported in the Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes.

Multi-Family Real Estate Loans. We offer multi-family (5 or more units) mortgage loans that are generally secured by properties in our primary market area. At December 31, 2014, multi-family loans totaled $8.6 million, which represented 3.5% of our total loan portfolio. Multi-family loans are secured by first mortgages and generally are originated with a maximum loan-to-value ratio of 85% and generally require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of the credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio and other factors.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, and loans secured by deposits. At December 31, 2014, consumer loans totaled $24.7 million, or 10.2% of our total loan portfolio. Our consumer loan portfolio consists primarily of home equity loans, with terms up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate as published in the Wall Street Journal. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 89%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Through the Bank’s operating subsidiary, Southland Finance, Inc., the Bank also offers consumer finance loans secured by used automobiles, televisions and various other personal property to borrowers with historically lower credit scores. These loans are generally originated for terms of 12 to 36 months and are partially funded by a $1.0 million line of credit with the Bank. At December 31, 2014, there was no outstanding balance on that line of credit. We generally maintain separate underwriting standards and more aggressive collection activity for these consumer finance loans.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At December 31, 2014, commercial business loans totaled $14.4 million, which represented 5.9% of our total loan portfolio. Commercial business loans consist of floating rate loans indexed to the prime rate as published in the Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to five years. Our commercial business loan portfolio consists primarily of loans that are secured by land or equipment but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2014, our regulatory limit on loans to one borrower was $5.9 million. At December 31, 2014, our largest lending relationship was $6.3 million and was performing according to its original terms at that date. When this loan was originated on June 13, 2013, our regulatory limit on loans to one borrower was $6.6 million.

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

At December 31, 2014, our investment portfolio consisted primarily of U.S. government and agency securities, mortgage-backed securities and securities issued by government sponsored enterprises, and municipal securities. We do not currently invest in trading account securities. At December 31, 2014, we also maintained certain investments, at cost, which are described further in Note 4 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

Personnel

At December 31, 2014, we had 94 full-time employees and 12 flex-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company and the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as the Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2014, the Bank met each of its capital requirements.

Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were then in effect.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act raised permanently the deposit insurance per account owner to $250,000. The Dodd-Frank Act also increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2014, the Bank maintained 73.36% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like the Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If the Bank’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

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

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits the Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The Comptroller of the Currency assessments paid by the Bank for the fiscal year ended December 31, 2014 totaled $95,602.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2014 of $2.5 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.65 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements. The Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The Bank’s operations also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company, such as the Company, may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal savings banks must notify the Federal Reserve Board prior to paying a dividend to the Company. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Athens Bancshares Corporation. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of the Company. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

FEDERAL AND STATE INCOME TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. For its 2014 fiscal year, the Bank’s maximum federal income tax rate was 34.0%.

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

At December 31, 2014, $36.2 million, or 40.6% of our residential mortgage loan portfolio and 14.9% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because the repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At December 31, 2014, non-performing non-owner occupied residential mortgage loans totaled $202,000, or 0.56% of our non-owner occupied residential loan portfolio, of which all was attributable to three borrowers. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our construction loan and land and land development loan portfolios may expose us to increased credit risk.

At December 31, 2014, $27.3 million, or 11.2% of our loan portfolio, consisted of construction loans and land and land development loans, and $1.6 million, or 5.8% of the construction loan and land and land development portfolio, consisted of speculative construction loans. While recently the demand for construction loans has decreased significantly due to the decline in the housing market, historically, construction loans, including speculative construction loans, have been a material part of our loan portfolio. Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of loan origination. Subject to market conditions, we intend to continue to emphasize the origination of construction loans and land and land development loans. These loan types generally expose a lender to greater risk of nonpayment and loss than residential mortgage loans because the repayment of such loans often depends on the successful operation or sale of the property and the income stream of the borrowers and such loans typically involve larger balances to a single borrower or groups of related borrowers. In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Furthermore, we may need to increase our allowance for loan losses through future charges to income as the portfolio of these types of loans grows, which would decrease our earnings. For more information about the credit risk we face, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Our consumer loan portfolio includes consumer loans secured by rapidly depreciable assets and may expose us to increased credit risk.

At December 31, 2014, $24.7 million, or 10.2% of our loan portfolio, consisted of consumer loans. Included in consumer loans at that date were $6.1 million in automobile loans and $2.1 million in consumer finance loans made to borrowers by our operating subsidiary, Southland Finance, Inc. These consumer finance loans are generally secured by used automobiles, televisions and various other personal property and are generally offered to borrowers with historically lower credit scores at higher risk-adjusted interest rates. At December 31, 2014, Southland Finance, Inc.’s average outstanding loan balance was approximately $3,900 and the weighted-average yield of its loan portfolio was 25.88%. Consumer loans secured by rapidly depreciable assets such as automobiles and other personal property may be subject to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $3.9 million, or 1.61% of total loans outstanding and 179.34% of non-performing loans, at December 31, 2014. Our allowance for loan losses at December 31, 2014 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

In addition, at December 31, 2014, we had 45 loan relationships with outstanding balances that exceeded $1.0 million. Two loans in this group were classified as substandard as of December 31, 2014: (1) a $1.7 million commercial business loan secured by assets of radio stations located in East Tennessee, (2) a $107,000 land loan, which is a 58.8% participation interest, secured by farmland located in Friendsville, Tennessee. A contract for sale of this property is pending and anticipated to close in the first quarter of 2015. The further deterioration of one or more of these large relationship loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

The recession, that officially lasted until June 2009 although the effects have continued thereafter, led to dramatic declines in real estate values and high levels of foreclosures, resulting in significant asset write-downs by financial institutions, which led many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 24.1% of the FDIC-insured deposits in McMinn County, Tennessee, 3.9% of the FDIC-insured deposits in Monroe County, Tennessee, and 2.0% of the FDIC-insured deposits in Bradley County, Tennessee. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Item 1. Business — Market Area” and “Item 1. Business — Competition” for more information.

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

We conduct our business through our main office, branch offices and other offices. The following table sets forth certain information relating to these facilities at December 31, 2014.

Location	Year Opened	Owned/ Leased	Net Book Value at December 31, 2014
			(In thousands)
Main Office:

Athens Main Office 106 Washington Avenue Athens, Tennessee 37303	1962	Owned	$839

Branch Offices:

Athens Decatur Pike Office 1103 Decatur Pike Athens, Tennessee 37303	1980	Owned	145

Cleveland Ocoee Street Office 3855 North Ocoee Street Cleveland, Tennessee 37312	2007	Leased (1)	—

Cleveland 25th Street Office 950 25th Street Cleveland, Tennessee 37311	2007	Leased (2)	—

Etowah Office 523 Tennessee Avenue Etowah, Tennessee 37331	1977	Owned	485

Madisonville Office 4785 New Highway 68 Madisonville, Tennessee 37875	2005	Owned	818

Sweetwater Office 800 Highway 68 Sweetwater, Tennessee 37874	1995	Owned	148

Other Offices:

Athens Lending Center 106 Hornsby Street Athens, Tennessee 37303	1998	Owned	409

Southland Finance Company 516 South Congress Parkway Athens, Tennessee 37303	1996	Leased (3)	—

Valley Title Services, LLC d/b/a Sweetwater Valley Title 202 N. White Street Athens, Tennessee 37303	2007	Leased (4)	—

Storage Facility 718 South Jackson Street Athens, Tennessee 37303	2010	Owned	157

Property Adjacent to Branch 1109 Summit Street Athens, Tennessee 37303	2012	Owned	89

(1)	Lease expires in February 2017.
(2)	Lease expires in December 2017.
(3)	Month-to-month lease.
(4)	Lease expires in December, 2015.

Item 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “AFCB.” At March 9, 2015, the Company had approximately 294 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2014 and December 31, 2013, as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2014:
First Quarter	$20.50	$19.50	$0.05	$20.00
Second Quarter	25.92	19.00	0.05	22.14
Third Quarter	30.50	20.34	0.05	21.72
Fourth Quarter	30.00	21.32	0.05	25.40

2013:
First Quarter	$18.50	$16.51	$0.05	$18.20
Second Quarter	18.99	17.12	0.05	18.00
Third Quarter	19.01	16.50	0.05	17.99
Fourth Quarter	20.61	17.95	0.05	19.82

Purchase of Equity Securities

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of December 31, 2014, the Company had repurchased an aggregate of 969,862 shares under these programs.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	—	$—	—	62,345
November 1 through November 30, 2014	—	—	—	62,345
December 1 through December 31, 2014	—	—	—	62,345

Total	—	$—	—	62,345

Item 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this Annual Report.

	At December 31,
(In thousands)	2014	2013	2012	2011	2010
Total assets	$302,404	$294,812	$291,632	$283,716	$278,015
Cash and cash equivalents	11,926	15,135	20,252	23,577	14,316
Securities available-for-sale	28,772	31,580	32,150	34,281	41,538
Investments, at cost	3,449	3,649	3,394	2,899	2,899
Loans receivable, net	238,558	226,206	217,275	204,699	199,386
Deposits	248,572	248,172	234,248	224,112	215,687
Securities sold under agreements to repurchase	1,513	1,304	2,110	2,265	795
Advances from Federal Home Loan Bank	5,000	—	3,000	3,099	8,214
Stockholders’ equity	42,680	41,108	48,004	50,550	49,577

	For the Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Operating Data:
Interest income	$13,815	$13,698	$14,474	$14,646	$14,529
Interest expense	1,781	2,134	2,638	3,338	4,360

Net interest income	12,034	11,564	11,836	11,308	10,169
Provision for loan losses	110	316	1,080	1,980	1,711

Net interest income after provision for loan losses	11,924	11,248	10,756	9,328	8,458
Non-interest income	5,199	5,186	5,327	4,758	4,406
Non-interest expense	13,070	13,080	11,871	11,424	12,027

Income before income taxes	4,053	3,354	4,212	2,662	837
Income taxes (benefit)	1,356	1,042	1,609	754	(6)

Net income	$2,697	$2,312	$2,603	$1,908	$843

Net income per share – basic	$1.63	$1.18	$1.12	$0.75	$0.34

Net income per share – diluted	$1.52	$1.13	$1.09	$0.75	$0.34

Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.10

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios (1):
Return on average assets	0.90%	0.78%	0.89%	0.67%	0.30%

Return on average equity	6.51	5.23	5.23	3.80	1.71

Interest rate spread (1)	4.15	4.03	4.15	4.04	3.59

Net interest margin (2)	4.28	4.19	4.36	4.30	3.92

Other expenses to average assets	4.37	4.42	4.07	4.02	3.77

Efficiency ratio (3)	75.84	78.08	69.17	71.11	82.52
Dividend payout ratio (4)	13.16	17.70	18.35	26.66	29.41

Average interest-earning assets to average interest-bearing liabilities	121.88	121.69	121.51	120.35	119.59

Average equity to average assets	13.87	14.92	17.06	17.66	17.67

Capital Ratios (Bank only):
Total capital (to risk-weighted assets)	17.4%	17.0%	21.3%	22.0%	20.8%

Tier 1 capital (to risk-weighted assets)	16.1	15.7	20.1	20.7	19.6

Tier 1 capital (to adjusted total assets)	11.7	10.8	13.4	14.1	13.5

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.61%	1.92%	2.02%	1.99%	1.94%

Allowance for loan losses as a percent of non-performing loans	179.34	108.36	114.80	126.28	194.46

Net charge-offs to average outstanding loans during the period	0.26	0.16	0.34	0.86	0.59

Non-performing loans as a percent of total loans	0.90	1.77	1.76	1.58	1.00

Non-performing assets as a percent of total assets	1.37	1.53	1.52	1.35	1.13
Total non-performing assets and troubled debt restructurings as a percent of total assets	2.50	2.71	3.17	3.52	3.19

Other Data:
Number of offices	7	7	7	7	7
Number of deposit accounts	18,654	18,364	18,288	17,013	16,144
Number of loans	3,902	3,827	3,765	3,522	3,534

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34.0%.
(3)	Represents other expenses divided by the sum of net interest income and other income.
(4)	Dividends declared per share divided by net income per share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest expense as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See note 3 of the notes to the consolidated financial statements beginning on page F-1 of this annual report.

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

Balance Sheet Analysis

Assets. At December 31, 2014, our total assets were $302.4 million, an increase of $7.6 million from December 31, 2013. The increase during the year ended December 31, 2014 was primarily the result of increases in net loans and foreclosed real estate of $12.4 million and $1.5 million, respectively, partially offset by decreases in cash and cash equivalents, securities and investments at cost of $3.2 million, $2.8 million and $200,000, respectively.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate primarily residential mortgage loans and, to a lesser extent, non-residential real estate loans, construction loans, land and land development loans, multi-family real estate loans, consumer loans and commercial business loans.

Residential mortgage loans and residential construction loans totaled $89.1 million, or 36.6%, and $8.9 million or 3.6% of the total loan portfolio, at December 31, 2014, respectively. At December 31, 2013, these loans totaled $88.4 million, or 38.2%, and $7.7 million, or 3.3% of the total loan portfolio, respectively. The increase in residential mortgage loans was primarily a result of an increase in market demand resulting from the low interest rate environment.

Commercial real estate loans, including non-residential, multi-family, land and construction loans on these types of properties, comprised $106.2 million, or 43.7% of the total loan portfolio, at December 31, 2014. At December 31, 2013, these loans totaled $97.6 million, or 42.2% of the total loan portfolio. The increase was primarily due to an increase in non-residential and non-residential construction loans of $9.2 million, partially offset by decreases in multi-family real estate and land loans of $432,000 and $139,000, respectively. The balance of commercial real estate loans has increased primarily due to greater opportunity to originate these types of loans. Management continues to focus on pursuing non-residential loan opportunities in order to further diversify the loan portfolio.

Commercial business loans were $14.4 million, or 5.9 % of the total loan portfolio, at December 31, 2014, as compared to $13.1 million, or 5.6% of the total loan portfolio, at December 31, 2013. Consumer loans decreased to $24.7 million, or 10.2% of the total loan portfolio, at December 31, 2014 as compared to $24.7 million, or 10.7% of the total loan portfolio, at December 31, 2013. The decrease in consumer loans was primarily due to a decrease in auto loans year over year.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate mortgage:
Residential one- to four-family	$89,126	36.64%	$88,415	38.20%	$83,159	37.38%	$80,667	38.52%	$79,374	38.93%
Non-residential	79,124	32.54	65,446	28.28	54,969	24.71	47,900	22.87	43,734	21.45
Multi-family	8,619	3.54	9,051	3.91	21,784	9.79	21,157	10.10	20,851	10.23
Residential construction	8,856	3.64	7,657	3.31	4,327	1.94	4,618	2.20	3,680	1.80
Multi-family construction	—	—	—	—	—	—	16	0.01	—	—
Non-residential construction	8,052	3.31	12,532	5.42	4,306	1.93	2,078	0.99	1,499	0.74
Land	10,393	4.27	10,532	4.55	13,366	6.01	14,346	6.85	14,658	7.19

Total	204,170	83.94	193,633	83.67	181,911	81.76	170,782	81.54	163,796	80.34

Commercial business	14,364	5.91	13,059	5.64	12,591	5.66	12,616	6.02	12,766	6.26

Consumer:
Home equity loans and lines of credit	12,874	5.29	12,003	5.19	15,159	6.81	15,613	7.46	16,887	8.28
Auto loans	6,080	2.50	6,532	2.82	6,402	2.88	4,590	2.19	4,394	2.15
Loans secured by deposits	1,283	0.53	1,397	0.60	1,636	0.73	1,385	0.66	1,728	0.85
Consumer finance loans	2,124	0.87	2,301	1.00	2,459	1.11	2,124	1.02	1,992	0.98
Other	2,337	0.96	2,499	1.08	2,337	1.05	2,321	1.11	2,333	1.14

Total	24,698	10.15	24,732	10.69	27,993	12.58	26,033	12.44	27,334	13.40

Total loans	243,232	100%	231,424	100%	222,495	100%	209,431	100%	203,896	100%

Less: unearned interest and fees	(363)		(397)		(448)		(362)		(324)
Less: net deferred loan origination fees	(396)		(389)		(297)		(204)		(221)
Less: allowance for loan losses	(3,915)		(4,432)		(4,475)		(4,166)		(3,965)

Loans receivable, net	$238,558		$226,206		$217,275		$204,699		$199,386

Loan Maturity

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At December 31, 2014
(Dollars in thousands)	Residential Real Estate	Non-residential Real Estate (1)	Construction (2)	Land	Commercial Business	Consumer	Total Loans
Amounts due in:
One year or less	$5,073	$2,722	$5,576	$1,377	$5,330	$3,155	$23,233
More than one year through two years	4,406	17,065	8	1,552	2,560	2,371	27,962
More than two years through three years	5,761	18,307	1,501	3,906	1,310	2,671	33,456
More than three years through five years	14,499	24,839	4,140	608	2,768	5,447	52,301
More than five years through ten years	5,770	16,052	126	774	2,182	4,612	29,516
More than ten years through fifteen years	8,566	2,874	274	1,125	211	6,074	19,124
More than fifteen years	45,052	5,883	5,283	1,052	2	369	57,641

Total	$89,127	$87,742	$16,908	$10,394	$14,363	$24,699	$243,233

(1)	Includes multi-family real estate loans.
(2)	Includes residential real estate construction loans, non-residential real estate construction loans and multi-family real estate construction loans.

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2014 that are due after December 31, 2015, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Residential real estate	$26,867	$57,187	$84,054
Non-residential real estate	56,673	28,347	85,020
Construction	3,815	7,517	11,332
Land	3,660	5,357	9,017
Commercial business	6,641	2,392	9,033
Consumer	9,971	11,573	21,544

Total	$107,627	$112,373	$220,000

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

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Total loans at beginning of period	$230,638	$221,750	$208,865

Loans originated:
Residential real estate	28,714	44,309	67,282
Non-residential real estate	23,597	17,830	13,939
Land	1,314	1,915	3,444
Construction	9,700	22,027	10,730
Commercial business	6,339	8,650	8,462
Consumer	15,299	16,428	18,839

Total loans originated	84,963	111,159	122,696

Loans purchased:
Residential real estate	57	—	—
Non-residential real estate	—	3,927	—
Construction	—	—	—
Commercial business	200	—	10
Consumer	—	—	—

Total loans purchased	257	3,927	10

Deduct:
Loan principal repayments	47,285	68,157	59,922
Loan sales	26,100	38,041	49,899

Total repayments and sales	73,385	106,198	109,821

Net loan activity	11,835	8,888	12,885

Total loans at end of period	$242,473	$230,638	$221,750

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2014, our participation interests totaled $8.7 million, most of which were secured by properties outside of our primary market area but within a 75-mile radius of it.

Securities

At December 31, 2014, our securities portfolio consisted of securities of U.S. government agencies and corporations, securities of various government-sponsored agencies and of state and municipal governments and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2014, we also held an investment in the common stock of the Federal Home Loan Bank of Cincinnati. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Cincinnati and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2014, $28.7 million of our securities portfolio was classified as available for sale. In addition, at December 31, 2014, we had $3.4 million of other investments, at cost, which consisted of Federal Home Loan Bank of Cincinnati common stock of $2.5 million and a limited partnership investment of $900,000.

Total securities decreased by $2.8 million, or 8.9%, for the year ended December 31, 2014 primarily as a result of maturities, prepayments and calls of agency, mortgage-backed and municipal securities of $3.1 million, $2.6 million and $55,000, respectively. There was also a sale of one municipal security of $399,000. These items were partially offset by purchases of $1.0 million in mortgage-backed securities and $1.9 million in municipal securities. The remaining change in securities was due to mark-to-market adjustments and amortization.

We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented. In addition, for all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits.

At December 31, 2014, we had no investments in securities of an issuer (except for investments in securities issued by the U.S. Government or by U.S. Government agencies and corporations), the aggregate book value of which exceeded 10% of our consolidated stockholders’ equity at that date.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	At December 31,
	2014		2013		2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies and corporations	$2,641	$2,630	$5,825	$5,746	$13,234	$13,351
States and political subdivisions	12,835	13,037	11,351	11,197	5,436	5,822
Mortgage-backed and related securities	12,751	13,105	14,515	14,637	12,605	12,977

Total securities available for sale and held to maturity	28,227	28,772	31,691	31,580	31,275	32,150

Federal Home Loan Bank of Cincinnati common stock	2,549	2,549	2,899	2,899	2,899	2,899
Tenth Street Fund III, L.P. investment	900	900	750	750	495	495

Total investments, at cost	3,449	3,449	3,649	3,649	3,394	3,394

Total	$31,676	$32,221	$35,340	$35,229	$34,669	$35,544

The following table sets forth the activity in our investment securities portfolio during the periods indicated.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Mortgage-backed and related securities:
Mortgage-backed and related securities, beginning of period (1)	$14,637	$12,977	$9,269

Purchases	997	5,068	6,650
Sales	—	—	—
Repayments and prepayments	(2,576)	(3,069)	(2,850)
Increase (decrease) in net unrealized gain	47	(339)	(92)

Net increase (decrease) in mortgage-backed securities	(1,532)	1,660	3,708

Mortgage-backed and related securities, end of period (1)	13,105	14,637	12,977

Investment securities (excluding mortgage-backed and related securities):
Investment securities, beginning of period (1)	16,943	19,173	25,012

Purchases	1,900	7,394	5,537
Sales	(399)	—	—
Maturities	(3,197)	(8,641)	(11,102)
Increase (decrease) in net unrealized gain	420	(983)	(274)

Net increase (decrease) in investment securities	(1,276)	(2,230)	(5,839)

Investment securities (excluding mortgage-backed and related securities), end of period (1)	$15,667	$16,943	$19,173

(1)	At fair value.

The following tables set forth the stated maturities and weighted average yields of securities at December 31, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a federal marginal tax rate of 34.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. government agencies and corporations	$74	1.96%	$2,288	1.68%	$268	1.96%	$—	—%	$2,630	1.72%
States and political subdivisions	—	—	3,900	2.36	7,796	3.29	1,409	2.01	13,105	2.87
Mortgage-backed and related securities	2,827	2.09	7,627	2.07	1,758	3.48	825	3.83	13,037	2.38
Federal Home Loan Bank of Cincinnati common stock	—	—	—	—	—	—	2,549	4.19	2,549	4.19
Tenth Street Fund III, L.P. investment	—	—	—	—	—	—	900	9.44	900	9.44

Total	$2,901	2.08%	$13,815	2.09%	$9,822	3.29	$5,683	4.43%	$32,221	2.87%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2014 and December 31, 2013, the aggregate cash surrender value of these policies was $10.1 million and $9.8 million, respectively. The increase in bank owned life insurance was primarily due to the increase in cash value.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	At December 31,
(In thousands)	2014	2013	2012
Non-interest-bearing accounts	$23,978	$18,253	$15,640
Demand and NOW accounts	69,476	65,299	59,560
Money market accounts	47,254	51,562	49,720
Passbook savings accounts	21,350	19,219	17,423
Certificates of deposit	86,514	93,839	91,905

Total	$248,572	$248,172	$234,248

Non-interest-bearing accounts increased $5.7 million or 31.4% for the year ended December 31, 2014, and increased $2.6 million or 16.7% for the year ended December 31, 2013. The increase in non-interest-bearing accounts is primarily related to growth in business checking accounts attributed to increased marketing efforts and calling programs established during the year.

Demand deposit and NOW accounts increased $4.2 million or 6.4% for the year ended December 31, 2014, and increased $5.7 million or 9.6% for the year ended December 31, 2013. The increase in demand deposit and NOW accounts at December 31, 2014 is primarily due to growth in senior check accounts as a result of marketing programs and the popularity of the Bank’s senior travel program.

Money market accounts decreased $4.3 million or 8.4% for the year ended December 31, 2014, and increased $1.8 million or 3.7% for the year ended December 31, 2013. The primary reason for the decrease in money market accounts for 2014 was the movement of non-relationship customers due to lowering of interest rates period over period.

Passbook savings accounts increased $2.1 million or 11.1% for the year ended December 31, 2014, and increased $1.8 million or 10.3% for the year ended December 31, 2013. The primary reason for the increase in passbook savings accounts was customer’s placement of funds in liquid deposits due to the continued low interest rate environment.

Certificates of deposit decreased $7.3 million or 7.8% for the year ended December 31, 2014, and increased by $1.9 million or 2.1% during the year ended December 31, 2013. The decrease in certificates of deposit is primarily due to movement out of certificates of non-relationship customers due to the continued low interest rate environment.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2014, none of which are brokered deposits. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$8,326
Over three through six months	9,908
Over six through twelve months	10,711
Over twelve months	13,888

Total	$42,833

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
(Dollars in thousands)	2014	2013	2012
0.00 – 1.00%	$44,414	$38,876	$29,341
1.01 – 2.00%	12,717	20,312	13,013
2.01 – 3.00%	18,482	20,109	29,213
3.01 – 4.00%	10,831	14,195	18,064
4.01 – 5.00%	—	277	1,842
5.01 – 6.00%	—	—	356
6.01 – 7.00%	—	—	—
7.01 – 8.00%	—	—	—
8.01 – 9.00%	70	70	75

Total	$86,514	$93,839	$91,904

The following table sets forth the amount and maturities of time deposits at December 31, 2014.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposit Accounts
0.00 – 1.00%	$28,189	$10,364	$2,583	$3,278	$44,414	51.34%
1.01 – 2.00%	9,331	2,515	632	239	12,717	14.70
2.01 – 3.00%	6,720	8,239	3,523	—	18,483	21.36
3.01 – 4.00%	10,831	—	—	—	10,832	12.52
4.01 – 5.00%	—	—	—	—	—	—
5.01 – 6.00%	—	—	—	—	—	—
6.01 – 7.00%	—	—	—	—	—	—
7.01 – 8.00%	—	—	—	—	—	—
8.01 – 9.00%	—	70	—	—	70	0.08

Total	$55,071	$21,188	$6,738	$3,517	$86,514	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning balance	$248,172	$234,248	$224,112

Increase before interest credited	(1,379)	11,943	8,113
Interest credited	1,779	1,982	2,023

Net increase in deposits	400	13,924	10,136

Ending balance	$248,572	$248,172	$234,248

Borrowings. We use borrowings from the Federal Home Loan Bank of Cincinnati and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Maximum balance outstanding at any month-end during period:
Federal Home Loan Bank advances	$8,200	$3,000	$3,089
Securities sold under agreements to repurchase	1,885	1,949	2,436

Average balance outstanding during period:
Federal Home Loan bank advances	$1,592	$1,804	$3,038
Securities sold under agreements to repurchase	1,205	1,528	1,888

Weighted average interest rate during period:
Federal Home Loan bank advances	0.17%	4.34%	4.32%
Securities sold under agreements to repurchase	0.10%	0.10%	0.10%

Balance outstanding at end of period:
Federal Home Loan bank advances	$5,000	$—	$3,000
Securities sold under agreements to repurchase	1,513	1,304	2,110

Weighted average interest rate at end of period:
Federal Home Loan bank advances	0.20%	—%	4.33%
Securities sold under agreements to repurchase	0.10%	0.10%	0.10%

Results of Operations for the Years Ended December 31, 2014 and 2013

Overview. Net income increased $385,000 or 16.7% to $2.7 million for the year ended December 31, 2014, compared to $2.3 million for the year ended December 31, 2013. Our primary source of income during each of the years ended December 31, 2014 and 2013 was net interest income, which increased from $11.6 million for the year ended December 31, 2013 to $12.0 million for the year ended December 31, 2014.

Net Interest Income. Net interest income increased by $470,000, or 4.1%, to $12.0 million for the year ended December 31, 2014, as compared to $11.6 million for the year ended December 31, 2013. Total interest income increased $117,000, or 0.9%, and loan interest income increased $110,000, or 0.9%, during the year ended December 31, 2014, due primarily to an increase in average loans outstanding, partially offset by a reduction in interest rates due to repricing throughout the year to lower market interest rates. Total interest expense decreased $353,000, or 16.5% during the year ended December 31, 2014, while average interest-bearing liabilities increased $3.9 million, or 1.7%. The primary reason for the decrease in interest expense was repricing of deposits throughout the year to lower market interest rates.

Provision for Loan Losses. The provision for loan losses was $110,000 for the year ended December 31, 2014, as compared to $316,000 for the year ended December 31, 2013. The decrease in the provision was primarily attributable to the decrease in non-performing loans period over period.

Non-performing loans decreased $1.9 million from $4.1 million at December 31, 2013 to $2.2 million at December 31, 2014. Non-performing residential mortgage, commercial real estate and multifamily, construction and land loans and commercial loans decreased $975,000, $10,000, $877,000 and $47,000, respectively, while non-performing consumer loans increased $2,000. The balance of non-performing loans at December 31, 2014 includes nonaccrual loans of $2.2 million. Consumer loans of $12,000 were over 90 days past due but still accruing interest at December 31, 2014. The balance of nonaccrual loans at December 31, 2014 consist of $1.5 million in residential mortgage loans, $86,000 in commercial real estate and multi-family loans, $526,000 in construction and land loans and $74,000 in consumer loans.

Net charge-offs were $627,000 for the year ended December 31, 2014, compared to $360,000 for the year ended December 31, 2013. Charge-offs totaling $697,000 were recorded during the year ended December 31, 2014, in connection with residential mortgage loans ($44,000), commercial real estate and multi-family loans ($239,000), construction and land loans ($176,000), commercial loans ($8,000), and consumer loans ($230,000).

The allowance for loan losses was $3.9 million at December 31, 2014. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

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

	Year Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-bearing deposits at other financial institutions	$14,092	$29	0.20%	$24,332	$62	0.25%	$20,420	$51	0.25%
Loans	233,675	12,904	5.52	218,287	12,794	5.86	211,183	13,418	6.35
Investment securities	19,067	601	3.15	20,764	571	2.75	24,578	662	2.70
Mortgage-backed and related securities	14,182	281	1.98	12,463	271	2.18	12,977	337	2.60
Other interest-earning assets	—	—	—	—	—	—	2,176	6	0.26

Total interest-earning assets	281,016	13,815	4.92	275,846	13,698	4.97	271,334	14,474	5.33

Non-interest-earning assets	17,016			20,326			20,394

Total assets	$298,032			$296,172			$291,728

Liabilities and equity:
Demand and NOW accounts	$67,957	$102	0.15%	$60,946	$114	0.19%	$62,974	$190	0.30%
Money market accounts	49,794	180	0.36	51,126	248	0.49	47,388	225	0.48
Passbook savings accounts	20,827	20	0.10	18,674	22	0.12	16,469	21	0.13
Certificates of deposit	90,660	1,475	1.63	92,597	1,670	1.80	91,539	2,069	2.26

Total interest-bearing deposits	229,238	1,777	0.78	223,343	2,054	0.92	218,370	2,505	1.15

Federal Home Loan Bank advances	264	3	1.14	1,804	78	4.34	3,038	131	4.32
Securities sold under agreements to repurchase	1,066	1	0.09	1,528	2	0.10	1,888	2	0.10

Total interest-bearing liabilities	230,568	1,781	0.77	226,675	2,134	0.94	223,296	2,638	1.18

Non-interest-bearing deposits	21,985			20,944			14,604
Other non-interest-bearing liabilities	4,284			4,367			4,063

Total liabilities	26,269			251,986			241,963
Total equity	41,195			44,186			49,765

Total liabilities and equity	$298,032			$296,172			$291,728

Net interest income		$12,034			$11,564			$11,836

Interest rate spread			4.15			4.03			4.15
Net interest margin			4.28			4.19			4.36
Average interest-earning assets to average interest-bearing liabilities			121.88%			121.69%			121.51%

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

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at other financial institutions	$(25)	$(8)	$(33)	$10	$1	$11
Loans receivable	902	(792)	110	451	(1,074)	(623)
Investment securities	(47)	77	30	(103)	11	(92)
Mortgage-backed and related securities	37	(27)	10	(13)	(53)	(66)
Other interest-earning assets	—	—	—	(6)	—	(6)

Total interest-earning assets	867	(750)	117	339	(1,115)	(776)

Interest expense:
Deposits	(26)	(252)	(278)	39	(490)	(451)
Federal Home Loan Bank advances	(67)	(8)	(75)	(53)	—	(53)
Securities sold under agreement to repurchase	—	—	—	—	—	—

Total interest-bearing liabilities	(93)	(260)	(353)	(14)	(490)	(504)

Net increase (decrease) in interest income	$960	$(490)	$470	$353	$(625)	$(272)

Non-interest Income. Total non-interest income was $5.2 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, total non-interest income increased $12,000, or 0.2%, as compared to the year ended December 31, 2014, primarily due to increases in income from consumer and commercial loan servicing and origination fees, debit card usage income, income related to investment sales commissions, and income from other deposit related fees of $70,000, $58,000, $34,000 and $32,000, respectively. All other non-interest income increased $3,000, net. These increases were offset by decreases in fees related to the origination and servicing of mortgage loans on the secondary market, decreases in income related to non-sufficient funds charges on deposit accounts and a lower increase in the change in cash value of bank owned life insurance of $125,000, $47,000 and $13,000, respectively.

Income from the origination, sale and servicing of mortgage loans on the secondary market decreased primarily due to decreased volume of these loans during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decreased volume is primarily a result of an increase in market interest rates period over period. The decrease in income related to non-sufficient funds charges on deposit accounts is primarily due to the Bank’s broadening of its efforts to discontinue overdraft privileges for accounts with a history of excessive usage.

The increase in consumer and commercial loan servicing and origination fees is primarily due to a gain on sale of repossessed assets and the collection of origination fees on home equity line of credit products, which was implemented during 2014. Income from investment sales commission increased primarily due to increased sales of investment products resulting from a partial recovery of investment markets and customers seeking higher yielding investment alternatives in the continued loan interest rate environment. Income related to debit card usage increased primarily due to increased efforts to encourage customers to use debit cards as opposed to checks combined with an increase in the number of these accounts. Income from other deposit related fees increased primarily due to a restructuring of deposit accounts, which requires customers to pay a small fee for paper statements.

Non-interest Expense. Non-interest expense decreased by $10,000, or 0.1%, to $13.1 million for the year ended December 31, 2014. The primary factors effecting the change were decreases in expenses related to data processing and federal deposit insurance premiums of $161,000 and $28,000, respectively. These decreases were partially offset by increases in advertising and other operating expenses, salary and employee benefits expense and occupancy and equipment expense of $141,000, $33,000 and $5,000, respectively. The decrease in data processing costs were primarily a result of one-time costs related to the Bank’s core processing conversion in 2013, which were not repeated 2014. The increase in advertising and other operating expense was primarily due to increased marketing efforts and well as increased expense related to write-down on other real estate owned, losses on debit card fraud and the expenses related to reissuance of debit cards after data breaches. Salary and employee benefit expenses increased due to cost of living salary adjustments and increased insurance costs, partially offset by a reduction in staff from some positions being vacant for a portion of the year.

Income Tax Expense. Income tax expense for the year ended December 31, 2014, was $1.4 million compared to $1.0 million for the year ended December 31, 2013. The increase in income tax expense was due primarily to the increase in taxable income year over year.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $3.1 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively. The increase in total comprehensive income resulted from a $385,000 increase in net income and a $1.0 million increase in unrealized gains on securities, net of tax.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Residential real estate	$1,368	$2,440	$2,288	$1,447	$569
Non-residential real estate	86	96	—	—	273
Construction	526	1,403	1,555	1,748	974
Commercial business	—	47	—	—	38
Consumer	191	57	27	59	58

Total	2,171	4,043	3,870	3,254	1,912

Accruing loans past due 90 days or more:
Residential real estate	—	20	10	21	64
Non-residential real estate	—	—	—	—	54
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	12	27	18	24	9

Total	12	47	28	45	127
Total of non-accrual and 90 days or more past due loans	2,183	4,090	3,898	3,299	2,039

Real estate owned	1,943	413	509	526	1,087
Other non-performing assets	30	8	37	11	16

Total non-performing assets	4,156	4,511	4,444	3,836	3,142

Troubled debt restructurings	3,833 (1)	4,134 (1)	5,232 (1)	6,808 (1)	6,057 (1)

Troubled debt restructurings and total non-performing assets	$7,569	$7,975	$9,257	$9,974	$8,878

Total non-performing loans to total loans	0.90%	1.77%	1.76%	1.58%	1.00%
Total non-performing loans to total assets	0.72%	1.39%	1.34%	1.16%	0.73%
Total non-performing assets and troubled debt restructurings to total assets	2.50%	2.71%	3.17%	3.52%	3.19%

(1)	Troubled debt restructurings include $420,000, $670,000, $419,000, $670,000 and $321,000 in non-accrual loans at December 31, 2014, 2013, 2012, 2011 and 2010, respectively, which are also included in non-accrual loans at those respective dates.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2014, we had $3.8 million of these modified loans, which are also referred to as troubled debt restructurings, as compared to $4.1 million at December 31, 2013. At December 31, 2014, $17,000 of the total $3.8 million of troubled debt restructurings were not current and $420,000 were on non-accrual status and included in the non-accrual amounts in the table above. See Note 5 to the notes to the consolidated financial statements for additional information.

Interest income that would have been recorded for the year ended December 31, 2014, and the year ended December 31, 2013, had non-accruing loans and troubled debt restructurings been current according to their original terms, amounted to $60,000 and $363,000, respectively. Interest income of $195,000 and $207,000 related to non-accrual loans and troubled debt restructurings was included in interest income for the year ended December 31, 2014, and the year ended December 31, 2013, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
(In thousands)	2014	2013	2012
Special mention assets	$3,813	$3,429	$1,808
Substandard assets	6,959	10,316	11,879
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$10,772	$13,745	$13,687

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

	At December 31,
	2014
	30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	8	$1,177	—	$—
Non-residential real estate	—	—	—	—
Construction	1	34	—	—
Commercial business	1	14		—
Consumer	29	99	2	12

Total	68	$1,324	2	$12

	At December 31,
	2013				2012
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential real estate	11	$916	1	$20	4	$108	1	$10
Non-residential real estate	—	—	—	—	1	99	—	—
Construction	4	381	—	—	2	1,704	—	—
Commercial business	1	24	—	—	—	—	—	—
Consumer	55	342	5	27	39	183	4	18

Total	71	$1,663	6	$47	46	$2,094	5	$28

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,111	28.37%	36.64%	$1,442	32.55%	38.20%
Non-residential real estate (1)	1,858	47.46	47.30	2,066	46.61	45.47
Commercial business	313	8.00	5.91	332	7.49	5.64
Consumer	501	12.80	10.15	531	11.97	10.69

Total			100.00%	4,371	98.62	100.00%

Unallocated	132	3.37		61	1.38

Total allowance for loan losses	$3,915	100.00%		$4,432	100.00%

	At December 31,
	2012			2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential real estate	$1,349	30.14%	37.38%	$1,345	32.28%	38.65%	$1,064	26.83%	49.09%
Non-residential real estate (1)	1,894	42.32	44.38	1,688	40.52	42.89	2,033	51.27	39.67
Commercial business	686	15.33	5.66	565	13.56	6.03	524	13.22	6.27
Consumer	545	12.19	12.58	541	12.99	12.43	319	8.05	4.97

Total	4,474	99.98	100.00%	4,139	99.35	100.00%	3,940	99.37	100.00%

Unallocated	1	0.02		27	0.65		25	0.63

Total allowance for loan losses	$4,475	100.00%		$4,166	100.00%		$3,965	100.00%

(1)	Includes construction loans.

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$4,432	$4,475	$4,166	$3,965	$3,413

Provision for loan losses	110	316	1,080	1,980	1,711

Charge offs:
Residential real estate	44	195	664	123	545
Non-residential real estate	239	—	—	244	198
Construction	176	97	—	912	—
Commercial business	8	—	16	278	119
Consumer	230	302	229	325	411

Total charge-offs	697	594	909	1,882	1,273

Recoveries:
Residential real estate	4	31	12	26	1
Non-residential real estate	—	—	—	13	34
Construction	—	—	72	—	—
Commercial business	—	147	10	4	—
Consumer	66	57	44	60	79

Total recoveries	70	235	138	103	114

Net charge-offs (recoveries)	627	359	771	1,779	1,159

Allowance for loan losses at end of period	$3,915	$4,432	$4,475	$4,166	$3,965

Allowance for loan losses to non-performing loans	179.34%	108.36%	114.80%	126.28%	194.46%
Allowance for loan losses to total loans outstanding at the end of the period	1.61%	1.92%	2.02%	1.99%	1.94%
Net charge-offs (recoveries) to average loans outstanding during the period	0.27%	0.16%	0.34%	0.86%	0.59%

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

At December 31, 2014, our model results indicated that we were in compliance with the policies noted above and that our balance sheet is slightly liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $11.9 million. Securities classified as available-for-sale, amounting to $28.8 million at December 31, 2014, provide an additional source of liquidity. In addition, at December 31, 2014, the Bank had the ability to borrow a total of approximately $41.7 million from the Federal Home Loan Bank of Cincinnati. At December 31, 2014, the Bank had $11.8 million in letters of credit to secure public funds deposits and no outstanding advances from the Federal Home Loan Bank of Cincinnati.

At December 31, 2014, the Bank had $24.0 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2014 totaled $55.1 million, or 63.7% of certificates of deposit. The Bank believes that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with the Bank, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or before December 31, 2015. The Bank believes, however, based on past experience that a significant portion of those certificates of deposit will remain with the Bank. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires its own funds to pay any dividends to its shareholders and to pay any repurchases of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $5.2 million.

Contractual Obligations

The following tables present certain of our contractual obligations at December 31, 2014.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Deferred director fee arrangements	$433	$68	$181	$111	$73
Deferred compensation arrangements	2,005	42	34	472	1,457
Operating lease obligations	398	203	195	—	—
Total	$2,836	$313	$410	$583	$1,530

Financing and Investing Activities

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Investing activities:
Loan purchases	$257	$3,927	$10
Loan originations	84,963	111,159	122,696
Loan principal repayments	47,285	68,157	59,922
Loan sales	26,100	38,041	49,899
Proceeds from calls, maturities and principal repayments of investment securities	3,197	8,641	11,102
Proceeds from calls, maturities and principal repayments of mortgage-backed and related securities	2,579	3,069	2,850
Proceeds from sales of investment securities available- for-sale	399	—	—
Proceeds from sales of mortgage-backed and related securities available-for-sale	—	—	—
Purchases of investment securities	1,900	7,394	5,537
Purchases of mortgage-backed and related securities	997	5,068	6,650

Financing activities:
Increase (decrease) in deposits	$400	$13,924	$10,136
Increase (decrease) in Federal Home Loan Bank advances	5,000	(3,000)	(99)
Increase (decrease) in securities sold under agreements to repurchase	209	(806)	(155)

Capital Management

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business —Regulation and Supervision — Regulation of Federal Savings Associations—Capital Requirements” and note 10 of the notes to consolidated financial statements beginning on page F-1 of this annual report.

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

For the year ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Executive Officers

The executive officers of the Company and the Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of the Company and the Bank are:

Name	Position
Jeffrey L. Cunningham	President and Chief Executive Officer of both Athens Bancshares Corporation and Athens Federal Community Bank

Michael R. Hutsell	Treasurer and Chief Financial Officer of Athens Bancshares Corporation; and Vice President, Chief Operating Officer and Chief Financial Officer of Athens Federal Community Bank

Jay Leggett, Jr.	City President—Cleveland, of Athens Federal Community Bank

Ross A. Millsaps	Vice President and Chief Credit Officer of Athens Federal Community Bank

S. Shane Sewell	Vice President and Chief Lending Officer of Athens Federal Community Bank

Below is information regarding our other executive officers who are not also directors. Each individual has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2014.

Michael R. Hutsell is Treasurer and Chief Financial Officer of the Company and Vice President, Chief Operating Officer and Chief Financial Officer of the Bank. Mr. Hutsell joined the Bank in August 1998. Age 48.

Jay Leggett, Jr. has served as City President of the Bank’s Cleveland Division since March 2006. From November 2003 to March 2006, Mr. Leggett was Senior Vice President of Lending for Bradley and Hamilton Counties, Tennessee at First Citizens Bank. Age 50.

Ross A. Millsaps has served as Vice President and Chief Credit Officer of the Bank since April 2006. Before that time, Mr. Millsaps was a bank regulatory examiner with the Office of Thrift Supervision. Age 48.

S. Shane Sewell has served as Vice President and Chief Lending Officer of the Bank since January 2014. Before that time, Mr. Sewell serviced as Vice President/Lending at the Bank since March 2006. Age 38.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at www.athensfederal.com.

Item 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	270,584	$13.60	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	270,584	$13.60	—

The Company does not maintain any equity compensation plans that have not been approved by its security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(4)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (5)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(6)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(6)

10.9	2010 Equity Incentive Plan (7)

21.0	Subsidiaries

23.0	Consent of Mauldin & Jenkins, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015.
(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(6)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2010.
(7)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Athens Bancshares Corporation

Athens, Tennessee

We have audited the accompanying consolidated balance sheets of Athens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athens Bancshares Corporation and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Chattanooga, Tennessee

March 13, 2015

537 MARKET STREET, SUITE 300 • CHATTANOOGA, TENNESSEE 37402-1239 • 423-756-6133 • FAX 423-756-2727 • www.mjcpa.com MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • RSM INTERNATIONAL

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS
Cash and due from banks	$9,909,563	$11,119,410
Interest-bearing deposits in banks	2,015,978	4,015,977

Total cash and cash equivalents	11,925,541	15,135,387

Securities available for sale	28,771,754	31,580,183
Investments, at cost	3,449,000	3,648,800
Loans, net of allowance for loan losses of $3,914,848 and $4,432,069 at December 31, 2014 and December 31, 2013, respectively	238,558,389	226,206,014
Premises and equipment, net	4,024,176	4,532,838
Accrued interest receivable	1,007,115	978,201
Cash surrender value of bank owned life insurance	10,096,191	9,812,685
Foreclosed real estate	1,942,844	413,150
Other assets	2,629,334	2,505,156

Total assets	$302,404,344	$294,812,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$23,978,164	$18,252,633
Interest-bearing	224,594,067	229,919,419

Total deposits	248,572,231	248,172,052

Accrued interest payable	132,397	152,897
Securities sold under agreements to repurchase	1,512,993	1,303,789
Federal Home Loan Bank advances	5,000,000	—
Accrued expenses and other liabilities	4,506,841	4,075,481

Total liabilities	259,724,462	253,704,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,801,701 outstanding at December 31, 2014 and 1,890,990 outstanding at December 31, 2013	18,017	18,910
Additional paid-in capital	17,956,982	18,523,039
Common stock acquired by benefit plans:
Restricted stock	(354,313)	(616,575)
Unallocated common stock held by Employee Stock Ownership Plan Trust	(1,481,200)	(1,629,320)
Retained earnings	26,202,795	24,880,822
Accumulated other comprehensive income (loss)	337,601	(68,681)

Total stockholders’ equity	42,679,882	41,108,195

Total liabilities and stockholders’ equity	$302,404,344	$294,812,414

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014 and 2013

	2014	2013
Interest and dividend income:
Loans, including fees	$12,904,045	$12,794,430
Dividends	187,886	177,048
Securities and interest-bearing deposits in other banks	723,313	726,740

Total interest income	13,815,244	13,698,218

Interest expense:
Deposits	1,777,671	2,054,429
Federal funds purchased and securities sold under agreements to repurchase	1,205	1,527
Federal Home Loan Bank advances	2,703	78,278

Total interest expense	1,781,579	2,134,234

Net interest income	12,033,665	11,563,984

Provision for loan losses	109,621	316,393

Net interest income after provision for loan losses	11,924,044	11,247,591

Noninterest income:
Customer service fees	2,065,944	2,029,982
Other charges and fees	1,664,628	1,651,307
Investment sales commissions	603,754	570,227
Increase in cash surrender value of life insurance	348,898	361,647
Other noninterest income	515,929	573,748

Total noninterest income	5,199,153	5,186,911

Noninterest expenses:
Salaries and employee benefits	7,516,595	7,483,639
Occupancy and equipment	1,582,806	1,578,089
Federal deposit insurance premiums	184,000	212,248
Data processing	1,030,918	1,191,684
Advertising	214,409	173,515
Other operating expenses	2,541,251	2,440,887

Total noninterest expenses	13,069,979	13,080,062

Income before income taxes	4,053,218	3,354,440

Income tax expense	1,356,001	1,042,347

Net income	$2,697,217	$2,312,093

Earnings per common share:
Basic	$1.63	$1.18
Diluted	$1.52	$1.13
Dividends per common share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014 and 2013

	2014	2013

Net income	$2,697,217	$2,312,093

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities available for sale	655,294	(985,263)

Income tax (expense) benefit related to other comprehensive income items	(249,012)	374,400

Other comprehensive income (loss), net of tax	406,282	(610,863)

Comprehensive income	$3,103,499	$1,701,230

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	2,358,568	$23,586	$22,774,875	$27,319,933	$(2,656,172)	$542,182	$48,004,404

Net income		—	—	2,312,093	—	—	2,312,093
Other comprehensive loss		—	—	—	—	(610,863)	(610,863)
Dividends – $0.20 per share		—	—	(401,217)	—	—	(401,217)
Release of restricted stock plan shares		—	(262,157)	—	262,157	—	—
Shares released by ESOP trust		—	120,587	—	148,120	—	268,707
Stock compensation expense		—	350,428	—	—	—	350,428
Repurchase and Retirement of
Company common stock	(467,578)	(4,676)	(4,460,694)	(4,349,987)	—	—	(8,815,357)

Balance, December 31, 2013	1,890,990	18,910	18,523,039	24,880,822	(2,245,895)	(68,681)	41,108,195

Net income		—	—	2,697,217	—	—	2,697,217
Other comprehensive income		—	—	—	—	406,282	406,282
Dividends – $0.20 per share		—	—	(332,339)	—	—	(332,339)
Release of restricted stock plan shares		—	(262,261)	—	262,261	—	—
Shares released by ESOP trust		—	183,668	—	148,121	—	331,789
Stock compensation expense		—	350,428	—	—	—	350,428
Repurchase and Retirement of
Company common stock	(96,430)	(964)	(919,942)	(1,042,905)	—	—	(1,963,811)
Issuance of Company common stock	7,141	71	82,050	—	—	—	82,121

Balance, December 31, 2014	1,801,701	$18,017	$17,956,982	$26,202,795	$(1,835,513)	$337,601	$42,679,882

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,697,217	$2,312,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	614,376	588,215
Amortization of securities and other assets	259,522	393,850
Provision for loan losses	109,621	316,393
Deferred income taxes	71,795	60,322
Other gains and losses, net	(52,216)	(89,739)
Stock based compensation expense	682,217	619,135
Net change in:
Cash surrender value of life insurance	(283,506)	(300,514)
Accrued interest receivable	(28,914)	(63,840)
Accrued interest payable	(20,500)	(5,402)
Prepaid FDIC assessment	—	427,353
Other assets and liabilities	(392,611)	44,484

Net cash provided by operating activities	3,657,001	4,302,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	—	249,000
Securities available for sale:
Purchases	(2,896,702)	(12,461,832)
Maturities, prepayments and calls	5,775,597	11,725,978
Sales	398,763	—
Investments, at cost:
Purchases	(150,000)	(255,000)
Proceeds from redemption of FHLB stock	349,800	—
Loan originations and principal collections, net	(14,254,020)	(9,543,070)
Purchases of premises and equipment	(113,890)	(731,582)
Proceeds from sale of premises and equipment	—	237,105
Proceeds from sales of foreclosed real estate	628,251	458,703

Net cash used in investing activities	(10,262,201)	(10,320,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	400,179	13,923,949
Net increase (decrease) in securities sold under agreements to repurchase	209,204	(805,752)
Net increase (decrease) of Federal Home Loan Bank advances	5,000,000	(3,000,000)
Repurchase and retirement of Company common stock	(1,963,811)	(8,815,357)
Issuance of Company common stock	82,121	—
Dividends paid	(332,339)	(401,217)

Net cash provided by financing activities	3,395,354	901,623

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,209,846)	(5,116,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,135,387	20,252,112

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,925,541	$15,135,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$1,802,079	$2,139,636
Income taxes paid	1,337,136	1,218,013

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$2,345,711	$306,633
Financed sales of foreclosed real estate	532,000	321,293

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

Note 1.	Summary of Significant Accounting Policies (Continued)

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage and commercial real estate loans to customers, and secured by properties, located primarily in the East Tennessee area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

December 31, 2014 and 2013

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

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located in East Tennessee. The types of securities that the Company invests in are disclosed in Note 3. The types of lending the Company engages in are disclosed in Note 5. The Company does not have any significant lending concentrations to any one customer or industry.

Commercial real estate, including commercial construction loans, represents 39.38% of the loan portfolio at December 31, 2014, and 36.43% of the loan portfolio at December 31, 2013.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance policies (“BOLI”) on certain key executives and directors to help offset the rising cost of employee benefits and to assist in the funding of deferred compensation and other employee benefits. BOLI is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2014 and 2013, the aggregate cash surrender value of these policies was $10,096,191 and $9,812,685, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 1.	Summary of Significant Accounting Policies (Continued)

Income taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense—current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. The Company’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2011.

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

Variable interest entities

An entity is referred to as a variable interest entity (“VIE”) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2014, the Company was not involved with any entity that is deemed to be a VIE.

Securities sold under agreements to repurchase

The Company enters into sales of securities under agreements to repurchase identical securities the next day.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 1.	Summary of Significant Accounting Policies (Continued)

Segment reporting

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the operations of the Bank and its subsidiaries, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Southland and Ti-Serv, Inc. for the years ended December 31, 2014 and 2013, were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

The Company originates fixed-rate mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. The Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. The Company has been notified by FHLMC that one loan previously sold to them may not have qualified under their terms of purchase, and the Company may be required to repurchase this loans in the future. At December 31, 2014, the aggregate outstanding balance of this loans subject to this recourse obligation was approximately $10,000. For the year ended December 31, 2014, the Company was required to repurchase one loan in the amount of $44,416. Any gains or loss associated with the repurchase was not significant. No loans were required to be repurchased for the year ended December 31, 2013. Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not significant to the consolidated financial statements. Loans held for sale are classified as loans on the Consolidated Balance Sheets and were, $702,250 and $396,600 for the years ended December 31, 2014 or 2013, respectively. All loans held for sale at December 31, 2014 closed within 10 days of year end.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Stock compensation plans

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

Recent accounting pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in this ASU reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. The Company does not believe this update will have a significant impact on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company is currently reviewing this ASU to determine if it will have an impact on the consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 1.	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

In August 2014, the FASB issued ASU 2014-14, “Receivables—Troubled Debt Restructurings by Creditors: Classification of Certain Government—Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Note 2.	Cash and Cash Equivalents

Restrictions on cash and due from banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2014 and 2013, these reserve balances amounted to $700,000 and $1,501,000, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 3.	Securities

The amortized cost and estimated fair value of securities classified as available for sale at December 31, 2014 and December 31, 2013, are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government agencies and corporations	$2,641,393	$9,564	$(21,103)	$2,629,854

Mortgage-backed and related securities (1)	12,835,109	204,492	(2,478)	13,037,123

State and municipal securities	12,750,735	393,364	(39,322)	13,104,777

	$28,227,237	$607,420	$(62,903)	$28,771,754

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S. Government agencies and corporations	$5,825,027	$14,733	$(93,496)	$5,746,264

Mortgage-backed and related securities (1)	14,514,702	189,224	(66,861)	14,637,065

State and municipal securities	11,351,230	153,436	(307,812)	11,196,854

	$31,690,959	$357,393	$(468,169)	$31,580,183

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of December 31, 2014 and 2013, the Company did not have any securities classified as held-to-maturity.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 3.	Securities (Continued)

The amortized cost and estimated fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$73,968	$74,447
Due after one year through five years	6,134,064	6,187,097
Due five years to ten years	7,821,558	8,063,617
Due after ten years	1,362,538	1,409,470
Mortgage-backed securities	12,835,109	13,037,123

Total	$28,227,237	$28,771,754

The Company had no realized gains or losses for the years ended December 31, 2014 or December 31, 2013.

The Company has pledged securities with carrying values of approximately $19,554,000 and $17,507,000 (which approximates market values) to secure deposits of public and private funds as of December 31, 2014 and December 31, 2013, respectively.

Securities with gross unrealized losses at December 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)

Securities of U.S. Government agencies and corporations	$—	$—	$979	$(21)	$979	$(21)

State and municipal securities	—	—	2,354	(39)	2,354	(39)

Mortgage-backed and related securities	986	(2)	793	(1)	1,779	(3)

	$986	$(2)	$4,126	$(61)	$5,112	$(63)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 3.	Securities (Continued)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Securities of U.S. Government agencies and corporations	$1,905	$(93)	$—	$—	$1,905	$(93)

State and municipal securities	5,104	(283)	411	(25)	5,515	(308)

Mortgage-backed and related securities	8,332	(67)	—	—	8,332	(67)

	$15,341	$(443)	$411	$(25)	$15,752	$(468)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

At December 31, 2014, the 8 securities with unrealized losses had depreciated 1.22 percent from the Company’s amortized cost basis. At December 31, 2013, the 22 securities with unrealized losses had depreciated 2.89 percent from the Company’s amortized cost basis.

Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the issuers. These securities will continue to be monitored as a part of the Company’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company did not have any securities that were classified as other-than-temporarily-impaired at December 31, 2014.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 4.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at December 31, 2014 and 2013, consist of:

	December 31, 2014	December 31, 2013
Federal Home Loan Bank of Cincinnati common stock	$2,549,000	$2,898,800
Tenth Street Fund III, L.P. investment	900,000	750,000

	$3,449,000	$3,648,800

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

While the Federal Home Loan Banks have been negatively impacted by current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2014 and 2013, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2014 or 2013.

Note 5.	Loans and Allowance for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at December 31, 2014 and 2013.

	2014	2013
Mortgage loans on real estate:
Residential 1-4 family	$89,126,412	$88,414,921
Commercial real estate and multi-family (5 or more units)	87,742,414	74,497,078
Construction and land	27,301,773	30,720,741

	204,170,599	193,632,740

Commercial loans	14,363,545	13,058,544

Consumer and Other	24,698,430	24,732,518

Total loans	243,232,574	231,423,802

Less: Allowance for loan losses	(3,914,848)	(4,432,069)
Unearned interest and fees	(363,622)	(396,470)
Net deferred loan origination fees	(395,715)	(389,249)

Loans, net	$238,558,389	$226,206,014

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5.	Loans and Allowance for Loan Losses (Continued)

Activity in the allowance for loan losses for 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013
Beginning balance	$4,432,069	$4,475,302
Provision for loan losses	109,621	316,393
Loans charged-off	(696,602)	(594,470)
Recoveries	69,760	234,844

Ending balance	$3,914,848	$4,432,069

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	December 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$42,724	$282,532	$94,743	$26,803	$57,293	$—	$504,095

General reserves	270,163	828,557	1,139,953	597,247	443,284	131,549	3,410,753

Total reserves	$312,887	$1,111,089	$1,234,696	$624,050	$500,577	$131,549	$3,914,848

Impaired loans	$1,794,552	$3,648,878	$487,519	$657,859	$369,708	$—	$6,958,516

Performing loans	12,568,993	85,477,534	87,254,895	26,643,914	24,328,722	—	236,274,058

Total Loans	$14,363,545	$89,126,412	$87,742,414	$27,301,773	$24,698,430	$—	$243,232,574

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$—	$1,090,060

General reserves	244,980	897,380	1,023,783	652,974	461,508	61,384	3,342,009

Total reserves	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

Impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$—	$10,316,047

Performing loans	11,157,335	82,593,346	74,047,481	28,905,448	24,404,145	—	221,107,755

Total Loans	$13,058,544	$88,414,921	$74,497,078	$30,720,741	$24,732,518	$—	$231,423,802

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5.	Loans and Allowance for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2012 to December 31, 2014 by class of loan:

	Commercial	Residential 1- 4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2012	$686,065	$1,348,922	$1,074,995	$818,984	$545,476	$860	$4,475,302

Provision (reallocation) for loan losses	(500,574)	257,300	33,963	235,242	229,938	60,524	316,393
Loans charged-off	—	(194,671)	—	(97,500)	(302,299)	—	(594,470)
Recoveries	146,447	30,955	—	—	57,442	—	234,844

Balance, December 31, 2013	331,938	1,442,506	1,108,958	956,726	530,557	61,384	4,432,069
Provision (reallocation) for loan losses	(10,828)	(291,330)	364,436	(156,990)	134,168	70,165	109,621
Loans charged-off	(8,223)	(43,999)	(238,698)	(175,686)	(229,996)	0	(696,602)
Recoveries	—	3,912	—	—	65,848	0	69,760

Balance, December 31, 2014	$312,887	$1,111,089	$1,234,696	$624,050	$500,577	$131,549	$3,914,848

The following tables present loans individually evaluated for impairment by class of loan:

	December 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:

Without a valuation allowance	$22,262	$2,734,578	$230,238	$581,279	$194,798	$3,763,155

With a valuation allowance	1,772,290	914,300	257,281	76,580	174,910	3,195,361

Recorded investment in impaired loans	$1,794,552	$3,648,878	$487,519	$657,859	$369,708	$6,958,516

Unpaid principal balance of impaired loans	$1,834,400	$4,040,905	$487,519	$1,183,016	$369,867	$7,915,707

Valuation allowance related to impaired loans	$42,724	$282,532	$94,743	$26,803	$57,293	$504,095

Average investment in impaired loans	$1,836,670	$4,233,405	$504,017	$950,946	$388,824	$7,913,862

Interest income recognized on impaired loans	$95,095	$200,797	$27,397	$29,784	$15,076	$368,149

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5.	Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:

Without a valuation allowance	$47,141	$3,285,685	$247,422	$346,571	$78,393	$4,005,212

With a valuation allowance	1,854,068	2,535,890	202,175	1,468,722	249,980	6,310,835

Recorded investment in impaired loans	$1,901,209	$5,821,575	$449,597	$1,815,293	$328,373	$10,316,047

Unpaid principal balance of impaired loans	$1,941,056	$6,232,048	$449,597	$2,752,396	$328,843	$11,703,940

Valuation allowance related to impaired loans	$86,958	$545,126	$85,175	$303,752	$69,049	$1,090,060

Average investment in impaired loans	$1,878,458	$8,658,167	$880,839	$1,869,016	$327,904	$13,614,384

Interest income recognized on impaired loans	$101,112	$353,260	$55,697	$7,275	$20,066	$537,410

The following tables present an aged analysis of past due loans:

	December 31, 2014
	30-89 Days Past Due	90 Days or more Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$1,177,389	$1,368,461	$2,545,850	$86,580,562	$89,126,412	$—
Commercial real estate and multifamily	—	86,228	86,228	87,656,186	87,742,414	—
Construction and land	33,790	525,591	559,381	26,742,392	27,301,773	—
Commercial	14,448	—	14,448	14,349,097	14,363,545	—
Consumer and other	98,598	202,722	301,320	24,397,110	24,698,430	12,335

Total	$1,324,225	$2,183,002	$3,507,227	$239,725,347	$243,232,574	$12,335

	December 31, 2013
	30-89 Days Past Due	90 Days or more Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days and Accruing
Residential 1-4 family	$915,785	$2,460,512	$3,376,297	$85,038,624	$88,414,921	$20,128
Commercial real estate and multifamily	—	96,055	96,055	74,401,023	74,497,078	—
Construction and land	381,336	1,402,960	1,784,296	28,936,445	30,720,741	—
Commercial	24,515	47,141	71,656	12,986,888	13,058,544	—
Consumer and other	341,647	84,135	425,782	24,306,736	24,732,518	27,182

Total	$1,663,283	$4,090,803	$5,754,086	$225,669,716	$231,423,802	$47,310

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5.	Loans and Allowance for Loan Losses (Continued)

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$83,606,922	$1,870,612	$3,648,878	$—	$—	$89,126,412
Commercial real estate and multifamily	87,254,895	—	487,519	—	—	87,742,414
Construction and land	24,981,671	1,662,243	657,859	—	—	27,301,773
Commercial	12,555,528	13,465	1,794,552	—	—	14,363,545
Consumer and other	24,062,047	266,674	369,709	—	—	24,698,430

Total	$232,461,063	$3,812,994	$6,958,517	$—	$—	$243,232,574

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$81,288,044	$1,305,302	$5,821,575	$—	$—	$88,414,921
Commercial real estate and multifamily	73,918,715	128,766	449,597	—	—	74,497,078
Construction and land	27,155,327	1,750,121	1,815,293	—	—	30,720,741
Commercial	11,157,335	—	1,901,209	—	—	13,058,544
Consumer and other	24,159,285	244,860	328,373	—	—	24,732,518

Total	$217,678,706	$3,429,049	$10,316,047	$—	$—	$231,423,802

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5.	Loans and Allowance for Loan Losses (Continued)

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

The following presents information related to loans modified as a TDR:

Year Ended December 31, 2014
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	14	71,361	71,361

	14	$71,361	$71,361

	Year Ended December 31, 2013
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential 1-4 family	1	$64,088	$64,088
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	9	43,463	43,463

	10	$107,551	$107,551

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5.	Loans and Allowance for Loan Losses (Continued)

The following sets forth loans modified in a TDR for the years ended December 31, 2014 and 2013, that subsequently defaulted (i.e., 60 days or more past due following a modification) during the same respective year:

Year Ended December 31, 2014
	Number of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	—	—

	—	$—

Year Ended December 31, 2013
	Number of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	7,205

	2	$7,205

Note 6.	Premises and Equipment

A summary of the Company’s premises and equipment is as follows:

	December 31,
	2014	2013
Land	$931,580	$931,580
Buildings	5,561,347	5,548,905
Leasehold improvements	115,105	115,105
Equipment	5,837,696	5,754,231
Automobiles	33,805	17,348
Construction in progress	—	78,416

	12,479,533	12,445,585
Less accumulated depreciation	(8,455,357)	(7,912,747)

	$4,024,176	$4,532,838

Depreciation expense amounted to $614,376 and $588,215 for the years ended December 31, 2014 and 2013, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 7.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more were $42,832,744 and $47,246,566 at December 31, 2014 and 2013, respectively. Deposit accounts are federally insured up to $250,000 per depositor.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

2015	$55,070,752
2016	21,188,430
2017	6,738,092
2018	2,617,889
2019	898,729

$86,513,892

Deposit interest expense for the years ended December 31, 2014 and 2013, is as follows:

	December 31,
	2014	2013
Demand deposit and NOW accounts	$102,116	$114,026
Money market accounts	180,354	248,126
Savings accounts	20,218	21,553
IRA accounts	373,664	443,617
Certificates of deposit	1,101,319	1,227,107

	$1,777,671	$2,054,429

Note 8.	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase averaged approximately $1,205,000 and $1,530,000 for the years ended December 31, 2014 and 2013, respectively.

Note 9.	Federal Home Loan Bank Advances

The schedule of advances from the Federal Home Loan Bank at December 31, 2014 and 2013 is as follows:

Date of Advance	Interest Rate	Final Maturity Date	2014	2013
December 23, 2014	0.20%	January 13, 2015	$3,000,000	—
December 24, 2014	0.20%	January 14, 2015	$2,000,000	—

			$5,000,000	$—

Pursuant to collateral agreements with the FHLB, the advances and letters of credit described below are secured by the Bank’s FHLB stock and qualifying first mortgage loans, totaling approximately $22,004,000 and $15,822,000 as of December 31, 2014 and 2013, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 9.	Federal Home Loan Bank Advances (Continued)

The Bank also has a Standby Letter of Credit for Public Unit Deposit Collateralization Line with the FHLB which provides an alternative for the Bank instead of pledging securities to public depositors up to a maximum credit line of approximately $18,000,000. This line of credit is also secured by the same collateral described above. The FHLB issues irrevocable letters of credit on behalf of the Bank to certain public entities which are depositors of the Bank. Letters of credit outstanding as of December 31, 2014 and 2013, were $11,750,000 and $11,750,000, respectively.

Note 10.	Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of

December 31, 2014 and December 31, 2013, that the Bank met all capital adequacy requirements to which it was subject.

During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements, as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for the Company and most banking organizations subject to a transition period for several aspects of the rule including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 10.	Minimum Regulatory Capital Requirements (Continued)

As of December 31, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category.

The Bank’s actual capital amounts and ratios are presented in the following tables. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)	$37,969	17.35%	$17,505	8.00%	$21,881	10.00%
Tier I capital (to risk-weighted assets)	35,220	16.10%	8,752	4.00%	13,128	6.00%
Tier I capital (to adjusted total assets)	35,220	11.66%	12,087	4.00%	15,108	5.00%
Tangible capital (to adjusted total assets)	35,220	11.66%	4,532	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)	$34,472	17.01%	$16,216	8.00%	$20,271	10.00%
Tier I capital (to risk-weighted assets)	31,915	15.74%	8,108	4.00%	12,162	6.00%
Tier I capital (to adjusted total assets)	31,915	10.84%	11,777	4.00%	14,721	5.00%
Tangible capital (to adjusted total assets)	31,915	10.84%	4,416	1.50%	N/A	N/A

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 11.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$636,402	$865,218
Deferred compensation	1,108,010	993,953
Executive benefit plan	86,716	102,744
Other	456,584	546,434

	2,287,712	2,508,349

Deferred tax liabilities:
FHLB stock dividends	375,510	375,510
Depreciable assets	325,105	425,986
Other	528,387	327,334

	1,229,002	1,128,830

Net deferred tax assets	$1,058,710	$1,379,519

The provision for income taxes charged to income for the years ended December 31, 2014 and 2013, consists of the following:

	Years Ended December 31,
	2014	2013
Current tax expense	$1,284,206	$982,025
Deferred expense	71,795	60,322

Provision for income taxes	$1,356,001	$1,042,347

The income tax provision is less than the expected tax provision computed by multiplying income before income taxes by the statutory federal income tax rates. The reasons for this difference are as follows:

	Years Ended December 31,
	2014	%	2013	%
Expected tax at statutory rates	$1,378,000	34.00%	$1,141,000	34.00%
Tax-exempt earnings on life insurance policies	(105,732)	(2.61)	(112,510)	(3.34)
Tax-exempt interest	(106,052)	(2.62)	(80,157)	(2.39)
State income taxes, net of federal income tax benefit	173,883	4.29	143,905	4.29
Other	15,902	0.39	(49,891)	(1.49)

Provision for income taxes	$1,356,001	33.45%	$1,042,347	31.07%

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 12.	Employee Benefits

401(k) Plan

The Bank has adopted a 401(k) plan covering substantially all employees. Employees are allowed to contribute up to 75% of earnings and, in addition, the Bank will match a portion of the employees’ contributions. The expenses incurred by the Bank for the plan totaled $259,785 and $263,764 for the years ended December 31, 2014 and 2013, respectively.

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

Stock Options:

The Company granted stock options to its directors, officers, and employees on December 15, 2010 and December 17, 2014. Both incentive stock options and non-qualified stock options were granted under the 2010 Plan. The exercise price for each option was equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The vesting period for all options is five years, pro rata, from the date of grant. The Company recognizes compensation expense over the vesting period, based on the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the year ended December 31, 2014 and 2013, the Company recorded stock compensation expense of $54,151 and $54,151, respectively. At December 31, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $273,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 12.	Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

A summary of the activity in the 2010 Plan as of December 31, 2014 and 2013, is presented in the following table:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Average Exercise Price
Outstanding at beginning of year	236,062	$11.50		236,062	$11.50
Granted	41,663	$25.17		—	N/A
Exercised	(7,141)	11.50		—	N/A
Forfeited	0	N/A		—	N/A

Outstanding at end of year	270,584		$3,191,584	236,062	11.50

Options exercisable at year-end	181,709	$11.50	$2,525,750	141,637	$11.50

Weighted-average fair value of options granted during the year	$25.17			$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	228,921	$11.50	6	181,709	$11.50
$25.17	41,663	$25.17	10	—	—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 12.	Employee Benefits (Continued)

2010 Equity Incentive Plan (Continued)

Information pertaining to non-vested options for the year ended December 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2013	94,425	$1.27
Granted	41,663	5.57
Vested	(47,213)	1.27
Forfeited	—	0

Non-vested options, December 31, 2014	88,875	$3.29

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

For the years ended December 31, 2014 and 2013, the Company recognized $296,277 and $296,277, respectively, in compensation expense attributable to shares that have been awarded. At December 31 2014, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $648,000.

A summary of activity for unvested restricted awards for the year ended December 31, 2014, is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2013	69,987	$13.49
Shares awarded	—	—
Restrictions lapsed and shares released	(22,218)	13.34
Shares forfeited	—	—

Unvested at December 31, 2014	47,769	$13.56

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 12.	Employee Benefits (Continued)

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense for the years ended December 31, 2014 and 2013, respectively was $331,789 and $268,707.

A detail of ESOP shares is as follows:

	December 31, 2014	December 31, 2013
Allocated shares	74,060	59,248
Unallocated shares	148,120	162,932

Total ESOP shares	222,180	222,180

Fair value of unreleased shares	$3,762,248	$3,229,312

Executive Benefit Plans

The Company has employment agreements with three of its executive officers for post-retirement compensation and other related benefits. As of December 31, 2014 and 2013, the net present value liability of these benefits was approximately $1,789,000 and $1,455,000, respectively. The expenses incurred by the Company for these executive benefits totaled $334,758 and $314,018 for the years ended December 31, 2014 and 2013, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 12.	Employee Benefits (Continued)

Executive Benefit Plans (Continued)

The Bank has an agreement with its former president that resulted in a net present value liability of $226,472 and $268,332 at December 31, 2014 and 2013, respectively. The expenses incurred by the Bank for such benefits were $15,169 and $17,343 for the years ended December 31, 2014 and 2013, respectively.

Note 13.	Deferred Compensation

The Bank has established deferred compensation plans for the benefit of its board of directors. Under the plans, any director electing to defer directors’ fees will be entitled to receive the accumulated benefits, including interest earned, over a period of five to fifteen years following retirement. The Bank recognizes the liability for these benefits over the service period. As of December 31, 2014 and December 31, 2013, the liability for these benefits was $432,552 and $519,902, respectively. The expenses incurred by the Bank for these plans totaled $12,993 and $14,770 for the years ended December 31, 2014 and 2013, respectively. The Bank, utilizing bank owned life insurance, has insured the lives of certain directors who participate in the deferred compensation plans to assist in the funding of the deferred compensation liability. The Bank is the owner and beneficiary of the insurance policies.

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

ASC Topic 820 also establishes a three-tier fair value which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 14.	Fair Value Disclosures (Continued)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2014 and 2013.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 14.	Fair Value Disclosures (Continued)

and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal, which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

Foreclosed real estate:

Foreclosed real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Foreclosed real estate is included in Level 2 of the valuation hierarchy.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 14.	Fair Value Disclosures (Continued)

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

The tables below present the recorded amount of assets measured at fair value on a recurring basis:

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,629,854	$—	$2,629,854	$—
Mortgage-backed securities	13,037,123	—	13,037,123	—
State and municipal securities	13,104,777	—	13,104,777	—

Total securities available for sale	$28,771,754	$—	$28,771,754	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:

Securities of U.S. Government agencies and corporations	$5,746,264	$—	$5,746,264	$—
Mortgage-backed securities	14,637,065	—	14,637,065	—
State and municipal securities	11,196,854	—	11,196,854	—

Total securities available for sale	$31,580,183	$—	$31,580,183	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 14.	Fair Value Disclosures (Continued)

At December 31, 2014 and December 31, 2013, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2.

The tables below present information about assets for which a nonrecurring change in fair value was recorded:

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$2,691,266	$—	$966,265	$1,725,001
Foreclosed real estate	1,942,844	—	1,942,844	—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$5,220,775	$—	$2,623,325	$2,597,450
Foreclosed real estate	413,150	—	413,150	—

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Impaired loans	$1,725,001	Present Value of Expected Future Cash Flows	Discounted Cash Flows	6.50%

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 14.	Fair Value Disclosures (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2014 and 2013, are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$11,925,541	$11,925,541	$15,135,387	$15,135,387
Securities available for sale	28,771,754	28,771,754	31,580,183	31,580,183
Investments, at cost	3,449,000	3,449,000	3,648,800	3,648,800
Loans, net	238,558,389	239,013,615	226,206,014	227,272,387
Accrued interest receivable	1,007,115	1,007,115	978,201	978,201

Financial liabilities:
Deposits	248,572,231	252,393,127	248,172,052	252,724,560
Securities sold under agreements to repurchase	1,512,993	1,512,993	1,303,789	1,303,789
Federal Home Loan Bank advances	5,000,000	5,000,112	—	—
Accrued interest payable	132,397	132,397	152,897	152,897

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 15.	Related Party Transactions

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 15.	Related Party Transactions (Continued)

Activity for the years ended December 31, 2014 and 2013, consisted of the following:

	2014	2013
Beginning balance	$353,648	$424,912

New loans	142,434	263,244
Repayments	(116,207)	(334,508)

Ending balance	$379,875	$353,648

The Bank held related party deposits of $4,352,141 and $4,709,591 at December 31, 2014 and 2013, respectively.

Note 16.	Financial Instruments With Off-Balance Sheet Risk

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

At December 31, 2014 and 2013, commitments under standby letters of credit were approximately $140,000 and $445,000, respectively. Undisbursed loan commitments aggregated approximately $23,639,000 and $33,037,000 at December 31, 2014 and 2013, respectively.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 16.	Financial Instruments With Off-Balance Sheet Risk (Continued)

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

The Company has not been required to perform on any financial guarantees during any of the periods presented. The Company did not incur any losses on its commitments for the years ended December 31, 2014 and 2013.

Note 17.	Earnings Per Common Share

The following is a summary of the basic and diluted earnings per share for the years ended December 31, 2014 and 2013:

	2014	2013
Basic earnings per share calculation:
Numerator: Net income	$2,697,217	$2,312,093

Denominator: Weighted average common shares outstanding	1,657,076	1,966,983
Effect of dilutive stock options	112,542	86,378

Diluted shares	1,769,618	2,053,361

Basic earnings per share	$1.63	$1.18

Diluted earnings per share	$1.52	$1.13

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 18.	Quarterly Data (Unaudited)

	Years Ended December 31,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,506,883	$3,449,325	$3,427,624	$3,431,412	$3,417,306	$3,379,393	$3,374,825	$3,526,694
Interest expense	421,187	430,794	455,301	474,297	500,235	526,132	540,264	567,603

Net interest income	3,085,696	3,018,531	2,972,323	2,957,115	2,917,071	2,853,261	2,834,561	2,959,091

Provision for loan losses	24,474	31,985	26,890	26,272	35,303	73,418	72,223	135,449

Net interest income after provision for loan losses	3,061,222	2,986,546	2,945,433	2,930,843	2,881,768	2,779,843	2,762,338	2,823,642

Noninterest income	1,309,488	1,387,193	1,274,346	1,228,126	1,293,824	1,270,392	1,375,899	1,246,796
Noninterest expenses	3,468,152	3,256,272	3,182,793	3,162,762	3,294,601	3,359,089	3,189,827	3,236,545

Income before income taxes	902,558	1,117,467	1,036,986	996,207	880,991	691,146	948,410	833,893
Income taxes	285,256	367,483	367,413	335,849	272,429	194,048	298,101	277,769

Net income	$617,302	$749,984	$669,573	$660,358	$608,562	$497,098	$650,309	$556,124

Earnings per common share:
Basic	$0.38	$0.46	$0.41	$0.39	$0.33	$0.26	$0.33	$0.27

Diluted	$0.35	$0.43	$0.38	$0.37	$0.32	$0.24	$0.31	$0.26

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 19.	Condensed Financial Statements of Parent Company

Financial information pertaining only to Athens Bancshares Corporation is as follows:

Balance Sheets

	December 31, 2014	December 31, 2013
Assets

Cash and due from banks	$5,212,691	$7,167,649
Investment in wholly owned subsidiary	35,674,142	32,034,623
Premises and equipment, net	89,157	84,749
Other assets	1,733,217	1,870,548

Total assets	$42,709,207	$41,157,569

Liabilities and Stockholders’ Equity

Accrued expenses	$29,325	$49,374

Total liabilities	29,325	49,374

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,801,701 outstanding at December 31, 2014 and 1,890,990 at December 31, 2013	18,017	18,910
Additional paid-in capital	17,956,982	18,523,039
Common stock acquired by benefit plans:
Restricted stock	(354,313)	(616,575)
Unallocated common stock held by Employee Stock Ownership Plan Trust	(1,481,200)	(1,629,320)
Retained earnings	26,202,795	24,880,822
Accumulated other comprehensive income	337,601	(68,681)

Total stockholders’ equity	42,679,882	41,108,195

Total liabilities and stockholders’ equity	$42,709,207	$41,157,569

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 19.	Condensed Financial Statements of Parent Company (Continued)

Statements of Income

	Years Ended
	December 31, 2014	December 31, 2013
Income
Interest income	$72,866	$76,908
Dividends	—	10,000,000
Equity in (excess distributions) undistributed earnings of subsidiary	2,868,862	(7,498,029)

Total income	2,941,728	2,578,879
Operating expenses	445,308	409,447

Income before income taxes	2,496,420	2,169,432
Applicable income tax (benefit)	(200,797)	(142,661)

Net income	$2,697,217	$2,312,093

Statements of Cash Flows
Cash flows from operating activities:
Net income	$2,697,217	$2,312,093
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (excess distributions) undistributed income of subsidiary	(2,868,862)	7,498,029
Depreciation	1,534	1,643
Stock based compensation expense	52,952	52,952
Change in other assets and liabilities	84,696	654,471

Net cash provided by (used in) operating activities	(32,463)	10,519,188

Cash flows from investing activities:
Purchases of premises and equipment	(5,942)	—

Cash flows from financing activities:
Repurchase and retirement of Company common stock	(1,963,811)	(8,815,357)
Issuance of Company common stock	82,121	—
Dividends paid	(332,339)	(401,217)
Other	297,476	297,476

Net cash used in financing activities	(1,916,553)	(8,919,098)

Net (decrease) increase in cash and cash equivalents	(1,954,958)	1,600,090
Cash and cash equivalents at beginning of period	7,167,649	5,567,559

Cash and cash equivalents at end of period	$5,212,691	$7,167,649

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Date: March 13, 2015	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey L. Cunningham Jeffrey L. Cunningham	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2015

/s/ Michael R. Hutsell Michael R. Hutsell	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 13, 2015

/s/ Elaine M. Cathcart Elaine M. Cathcart	Director	March 13, 2015

/s/ G. Scott Hannah G. Scott Hannah	Director	March 13, 2015

/s/ G. Timothy Howard G. Timothy Howard	Director	March 13, 2015

/s/ Myra NanDora Jenne Myra NanDora Jenne	Director	March 13, 2015

/s/ M. Darrell Murray M. Darrell Murray	Director	March 13, 2015

/s/ Lyn B. Thompson Lyn B. Thompson	Director	March 13, 2015

/s/ Larry D. Wallace Larry D. Wallace	Director	March 13, 2015