Form 10-Q
period 2015-03-31
Athens Bancshares Corp
filed 2015-05-11
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, the number of shares of common stock outstanding was 1,796,701.

ATHENS BANCSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$12,090,947	$9,909,563
Interest-bearing deposits in banks	2,015,978	2,015,978

Total cash and cash equivalents	14,106,925	11,925,541
Securities available for sale	28,301,099	28,771,754
Investments, at cost	3,449,000	3,449,000
Loans, net of allowance for loan losses of $3,794,996 and $3,914,848 at March 31, 2015 and December 31, 2014, respectively	243,559,302	238,558,389
Premises and equipment, net	4,090,165	4,024,176
Accrued interest receivable	961,011	1,007,115
Cash surrender value of bank owned life insurance	10,162,855	10,096,191
Foreclosed real estate	2,543,121	1,942,844
Other assets	2,557,975	2,629,334

Total assets	$309,731,453	$302,404,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$24,424,470	$23,978,164
Interest-bearing	232,002,865	224,594,067

Total deposits	256,427,335	248,572,231
Accrued interest payable	134,065	132,397
Securities sold under agreements to repurchase	833,035	1,512,993
Federal Home Loan Bank advances	5,000,000	5,000,000
Accrued expenses and other liabilities	4,075,478	4,506,841

Total liabilities	266,469,913	259,724,462

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,796,701 outstanding at March 31, 2015 and 1,801,701 outstanding at December 31, 2014	17,967	18,017
Additional paid-in capital	17,941,760	17,956,982
Common stock acquired by benefit plans:
Restricted stock	(288,748)	(354,313)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,481,200)	(1,481,200)
Retained earnings	26,637,242	26,202,795
Accumulated other comprehensive income	434,519	337,601

Total stockholders’ equity	43,261,540	42,679,882

Total liabilities and stockholders’ equity	$309,731,453	$302,404,344

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$3,198,141	$3,216,981
Dividends	69,692	29,226
Securities and interest-bearing deposits in other banks	177,135	185,205

Total interest and dividend income	3,444,968	3,431,412
Interest expense:
Deposits	403,008	473,998
Fed funds purchased and securities sold under agreements to repurchase	329	299
Federal Home Loan Bank advances	1,745	—

Total interest expense	405,082	474,297

Net interest income	3,039,886	2,957,115
Provision for loan losses	106,406	26,272

Net interest income after provision for loan losses	2,933,480	2,930,843

Noninterest income:
Customer service fees	491,807	491,345
Other charges and fees	421,146	367,562
Investment sales commissions	156,727	177,355
Increase in cash surrender value of life insurance	83,789	86,066
Other noninterest income	157,100	105,798

Total noninterest income	1,310,569	1,228,126

Noninterest expenses:
Salaries and employee benefits	1,893,154	1,802,849
Occupancy and equipment	376,251	401,256
Federal deposit insurance premiums	48,000	43,000
Data processing	269,151	241,972
Advertising	62,418	44,061
Other operating expenses	725,001	629,624

Total noninterest expenses	3,373,975	3,162,762

Net income before income taxes	870,074	996,207
Income tax expense	278,148	335,849

Net income	$591,926	$660,358

Earnings per common share
Basic	$0.36	$0.39
Diluted	$0.33	$0.37
Dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$591,926	$660,358
Other comprehensive income, before tax:
Unrealized holding gains on securities available for sale	156,319	241,202
Income tax expense related to other comprehensive income items	(59,401)	(91,657)

Other comprehensive income, net of tax	96,918	149,545

Comprehensive income	$688,844	$809,903

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2015

(Unaudited)

					Common	Accumulated
	Shares of		Additional		Stock	Other
	Common	Common	Paid-In	Retained	Acquired By	Comprehensive
	Stock	Stock	Capital	Earnings	Benefit Plans	Income	Total
Balance, December 31, 2014	1,801,701	$18,017	$17,956,982	$26,202,795	$(1,835,513)	$337,601	$42,679,882
Net income		—	—	591,926	—	—	591,926
Other comprehensive income		—	—	—	—	96,918	96,918
Dividends - $0.05 per share		—	—	(82,429)	—	—	(82,429)
Release of restricted stock plan shares		—	(65,565)	—	65,565	—	—
Stock compensation expense		—	98,043	—	—	—	98,043
Repurchase and retirement of Company common stock	(5,000)	(50)	(47,700)	(75,050)	—	—	(122,800)

Balance, March 31, 2015	1,796,701	$17,967	$17,941,760	$26,637,242	$(1,769,948)	$434,519	$43,261,540

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$591,926	$660,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,009	167,140
Amortization of securities and other assets	53,858	84,349
Provision for loan losses	106,406	26,272
Deferred income taxes	(66,312)	65,297
Other gains and losses, net	(28,600)	(3,031)
Stock based compensation expense	98,043	87,607
Net change in:
Cash surrender value of life insurance	(66,664)	(70,044)
Accrued interest receivable	46,104	(36,248)
Accrued interest payable	1,668	(3,351)
Other assets and liabilities	165,158	(145,783)

Net cash provided by operating activities	1,035,596	832,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Maturities, prepayments and calls	591,449	697,214
Sales	—	398,763
Proceeds from redemption of FHLB stock	—	349,800
Loan originations and principal collections, net	(6,407,681)	(851,845)
Purchases of premises and equipment	(200,397)	(16,247)
Proceeds from sale of foreclosed real estate	192,500	11,409

Net cash provided by (used in) investing activities	(5,824,129)	589,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,855,104	10,632,834
Net decrease in securities sold under agreements to repurchase	(679,958)	(486,775)
Repurchase and retirement of Company common stock	(122,800)	(1,688,749)
Dividends paid	(82,429)	(86,403)

Net cash provided by financing activities	6,969,917	8,370,907

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,181,384	9,792,567
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,925,541	15,135,387

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,106,925	$24,927,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$403,414	$477,648
Income taxes paid	719,770	507,110

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$820,640	$184,556
Financed sales of foreclosed real estate	—	15,000

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial condition and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

The Company has determined that all recently issued accounting pronouncements will not have a significant impact on its consolidated financial statements or do not apply to its operations.

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

The following is a summary of the basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$591,926	$660,358

Denominator:
Weighted average common shares outstanding	1,649,803	1,709,257
Effect of dilutive stock options	124,204	99,575

Diluted shares	1,774,007	1,808,832

Basic earnings per share	$0.36	$0.39

Diluted earnings per share	$0.33	$0.37

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S.
Government agencies and corporations	$2,621,938	$23,598	$(8,515)	$2,637,021
Mortgage-backed and related securities (1)	12,238,861	261,024	—	12,499,885
State and municipal securities	12,739,462	432,806	(8,075)	13,164,193

	$27,600,261	$717,428	$(16,590)	$28,301,099

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities of U.S.
Government agencies and corporations	$2,641,393	$9,564	$(21,103)	$2,629,854
Mortgage-backed and related securities (1)	12,835,109	204,492	(2,478)	13,037,123
State and municipal securities	12,750,735	393,364	(39,322)	13,104,777

	$28,227,237	$607,420	$(62,903)	$28,771,754

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of March 31, 2015 and December 31, 2014, the Company did not have any securities classified as held-to-maturity or as trading securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

The amortized cost and estimated market value of securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$78,442	$79,079
Due after one year through five years	6,896,948	7,007,089
Due five years to ten years	7,024,820	7,298,868
Due after ten years	1,361,190	1,416,178
Mortgage-backed securities	12,238,861	12,499,885

Total	$27,600,261	$28,301,099

The Company had no realized gains or losses for the three month periods ended March 31, 2015 and 2014.

The Company has pledged securities with carrying values of approximately $20,350,000 and $19,554,000 to secure deposits of public and private funds as of March 31, 2015 and December 31, 2014, respectively.

Securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Securities of U.S. Government agencies and corporations	$—	$—	$992	$(9)	$992	$(9)
State and municipal securities	505	(1)	1,178	(7)	1,683	(8)
Mortgage-backed and related securities	—	—	—	—	—	—

	$505	$(1)	$2,170	$(16)	$2,675	$(17)

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(dollars in thousands)
Securities of U.S. Government agencies and corporations	$—	$—	$979	$(21)	$979	$(21)
State and municipal securities	—	—	2,354	(39)	2,354	(39)
Mortgage-backed and related securities	986	(2)	793	(1)	1,779	(3)

	$986	$(2)	$4,126	$(61)	$5,112	$(63)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

At March 31, 2015, the 8 securities with unrealized losses had depreciated 0.62 percent from the Company’s amortized cost basis. At December 31, 2014, the 5 securities with unrealized losses had depreciated 1.22 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2015.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at March 31, 2015 and December 31, 2014 consist of:

	March 31, 2015	December 31, 2014
Federal Home Loan Bank of Cincinnati common stock	$2,549,000	$2,549,000
Tenth Street Fund III, L.P. investment	900,000	900,000

	$3,449,000	$3,449,000

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$91,271,211	$89,126,412
Commercial real estate and multi-family	92,004,905	87,742,414
Construction and land	25,483,796	27,301,773

	208,759,912	204,170,599
Commercial loans	14,465,311	14,363,545
Consumer and other	24,978,643	24,698,430

Total loans	248,203,866	243,232,574
Less: Allowance for loan losses	(3,794,996)	(3,914,848)
Unearned interest and fees	(398,496)	(363,622)
Net deferred loan origination fees	(451,072)	(395,715)

Loans, net	$243,559,302	$238,558,389

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following presents activity in the allowance for loan losses for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance	$3,914,848	$4,432,069
Provision for loan losses	106,406	109,621
Loans charged-off	(242,945)	(696,602)
Recoveries	16,687	69,760

Ending balance	$3,794,996	$3,914,848

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	March 31, 2015
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$35,028	$232,176	$93,668	$26,589	$58,816	$—	$446,277
General reserves	270,773	836,865	1,209,261	579,637	452,183	—	3,348,719

Total reserves	$305,801	$1,069,041	$1,302,929	$606,226	$510,999	$—	$3,794,996

Impaired loans	$1,786,721	$2,441,057	$481,238	$307,589	$286,559	$—	$5,303,164
Performing loans	12,678,590	88,830,154	91,523,667	25,176,207	24,692,084	—	242,900,702

Total	$14,465,311	$91,271,211	$92,004,905	$25,483,796	$24,978,643	$—	$248,203,866

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Specified reserves- impaired loans	$42,724	$282,532	$94,743	$26,803	$57,293	$—	$504,095
General reserves	270,163	828,557	1,139,953	597,247	443,284	131,549	3,410,753

Total reserves	$312,887	$1,111,089	$1,234,696	$624,050	$500,577	$131,549	$3,914,848

Impaired loans	$1,794,552	$3,648,878	$487,519	$657,859	$369,708	$—	$6,958,516
Performing loans	12,568,993	85,477,534	87,254,895	26,643,914	24,328,722	—	236,274,058

Total	$14,363,545	$89,126,412	$87,742,414	$27,301,773	$24,698,430	$—	$243,232,574

The following table details the changes in the allowance for loan losses from December 31, 2013 to March 31, 2015 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total
Balance, December 31, 2013	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069
Provision (reallocation) for loan losses	(10,828)	(291,330)	364,436	(156,990)	134,168	70,165	109,621
Loans charged-off	(8,223)	(43,999)	(238,698)	(175,686)	(229,996)	—	(696,602)
Recoveries	—	3,912	—	—	65,848	—	69,760

Balance, December 31, 2014	312,887	1,111,089	1,234,696	624,050	500,577	131,549	3,914,848
Provision (reallocation) for loan losses	(7,085)	(13,559)	68,233	146,311	44,055	(131,549)	106,406
Loans charged-off	—	(29,031)	—	(164,135)	(49,779)	—	(242,945)
Recoveries	—	542	—	—	16,145	—	16,687

Balance, March 31, 2015	$305,802	$1,069,041	$1,302,929	$606,226	$510,998	$—	$3,794,996

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$26,521	$1,611,930	$225,719	$231,619	47,727	$2,143,516
With a valuation allowance	1,760,200	829,127	255,519	75,970	238,832	3,159,648

Recorded investment in impaired loans	$1,786,721	$2,441,057	$481,238	$307,589	$286,559	$5,303,164

Unpaid principal balance of impaired loans	$1,826,569	$2,833,084	$481,238	$832,746	$286,718	$6,260,355

Valuation allowance related to impaired loans	$35,028	$232,176	$93,668	$26,589	$58,816	$446,277

Average investment in impaired loans	$1,787,387	$2,803,641	$483,114	$323,994	$333,888	$5,732,024

Interest income recognized on impaired loans	$22,634	$26,871	$6,626	$2,207	$2,039	$60,377

	December 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total
Impaired loans:
Without a valuation allowance	$22,262	$2,734,578	$230,238	$581,279	$194,798	$3,763,155
With a valuation allowance	1,772,290	914,300	257,281	76,580	174,910	3,195,361

Recorded investment in impaired loans	$1,794,552	$3,648,878	$487,519	$657,859	$369,708	$6,958,516

Unpaid principal balance of impaired loans	$1,834,400	$4,040,905	$487,519	$1,183,016	$369,867	$7,915,707

Valuation allowance related to impaired loans	$42,724	$282,532	$94,743	$26,803	$57,293	$504,095

Average investment in impaired loans	$1,836,670	$4,233,405	$504,017	$950,946	$388,824	$7,913,862

Interest income recognized on impaired loans	$95,095	$200,797	$27,397	$29,784	$15,076	$368,149

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following tables present an aged analysis of past due loans:

	March 31, 2015
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
Residential 1-4 family	$193,237	$1,084,830	$1,278,067	$89,993,144	$91,271,211	$—
Commercial real estate and multifamily	—	83,812	83,812	91,921,093	92,004,905	—
Construction and land	66,748	198,107	264,855	25,218,941	25,483,796	—
Commercial	31,365	—	31,365	14,433,946	14,465,311	—
Consumer and other	42,005	94,644	136,649	24,841,994	24,978,643	17,729

Total	$333,355	$1,461,393	$1,794,748	$246,409,118	$248,203,866	$17,729

	December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
Residential 1-4 family	$1,177,389	$1,368,461	$2,545,850	$86,580,562	$89,126,412	$—
Commercial real estate and multifamily	—	86,228	86,228	87,656,186	87,742,414	—
Construction and land	33,790	525,591	559,381	26,742,392	27,301,773	—
Commercial	14,448	—	14,448	14,349,097	14,363,545	—
Consumer and other	98,598	202,722	301,320	24,397,110	24,698,430	12,335

Total	$1,324,225	$2,183,002	$3,507,227	$239,725,347	$243,232,574	$12,335

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$86,877,381	$1,952,773	$2,441,057	$—	$—	$91,271,211
Commercial real estate and multifamily	91,523,667	—	481,238	—	—	92,004,905
Construction and land	23,515,905	1,660,302	307,589	—	—	25,483,796
Commercial	12,665,511	13,079	1,786,721	—	—	14,465,311
Consumer and other	24,430,616	261,468	286,559	—	—	24,978,643

Total	$239,013,080	$3,887,622	$5,303,164	$—	$—	$248,203,866

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Residential 1-4 family	$83,606,922	$1,870,612	$3,648,878	$—	$—	$89,126,412
Commercial real estate and multifamily	87,254,895	—	487,519	—	—	87,742,414
Construction and land	24,981,671	1,662,243	657,859	—	—	27,301,773
Commercial	12,555,528	13,465	1,794,552	—	—	14,363,545
Consumer and other	24,062,048	266,674	369,708	—	—	24,698,430

Total	$232,461,064	$3,812,994	$6,958,516	$—	$—	$243,232,574

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

The following tables present information related to loans modified in a TDR:

Three Months Ended March 31, 2015
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—

	—	$—	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Three Months Ended March 31, 2014
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	2	10,684	10,684

	2	$10,684	$10,684

The following tables set forth loans modified in a TDR from April 1 through

March 31, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

Twelve Months Ended March 31, 2015
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	4	21,859

	4	$21,859

Twelve Months Ended March 31, 2014
	Number Of Loans	Outstanding Recorded Investment at Default
Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	1	7,280

	1	$7,280

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at March 31, 2015 and December 31, 2014.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. These are reflected within Level 3 of the valuation hierarchy. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present the recorded amount of assets measured at fair value on a recurring basis:

	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$2,637,021	$—	$2,637,021	$—
Mortgage-backed securities	12,499,885	—	12,499,885	—
State and municipal securities	13,164,193	—	13,164,193	—

Total securities available for sale	$28,301,099	$—	$28,301,099	$—

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available for sale:
Securities of U.S. Government agencies and corporations	$2,629,854	$—	$2,629,854	$—
Mortgage-backed securities	13,037,123	—	13,037,123	—
State and municipal securities	13,104,777	—	13,104,777	—

Total securities available for sale	$28,771,754	$—	$28,771,754	$—

At March 31, 2015 and December 31, 2014, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2 during the three months ended March 31, 2015.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The tables below present information about assets for which a nonrecurring change in fair value was recorded:

	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$2,713,371	$—	$993,261	$1,720,110
Foreclosed real estate	2,543,121	—	2,543,121	—

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$2,691,266	$—	$966,265	$1,725,001
Foreclosed real estate	1,942,844	—	1,942,844	—

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Impaired loans	$1,720,110	Present Value	Discounted Cash Flows	6.50%

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$14,106,925	$14,106,925	$11,925,541	$11,925,541
Securities available for sale	28,301,099	28,301,099	28,771,754	28,771,754
Investments, at cost	3,449,000	3,449,000	3,449,000	3,449,000
Loans, net	243,559,302	245,280,382	238,558,389	239,013,615
Accrued interest receivable	961,011	961,011	1,007,115	1,007,115
Financial liabilities:
Deposits	256,427,335	259,931,740	248,572,231	252,393,127
Securities sold under agreements to repurchase	833,035	833,035	1,512,993	1,512,993
Federal Home Loan Bank advances	5,000,000	5,000,000	5,000,000	5,000,112
Accrued interest payable	134,065	134,065	132,397	132,397
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 6.	Stock Options, ESOP, and Restricted Shares

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

2010 Equity Incentive Plan (Continued)

value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the three months ended March 31, 2015 and 2014, the Company recorded stock compensation expense of $23,973 and $13,537, respectively. At March 31, 2015, the total remaining compensation cost to be recognized on non-vested options is approximately $225,354.

A summary of the activity in the 2010 Plan for the three months ended March 31, 2015, is presented in the following table:

	Three Months Ended March 31, 2015
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	270,584	$13.60	2,998,865
Granted	—	N/A	—
Exercised	—	N/A	—
Forfeited	—	N/A	—

Outstanding at March 31, 2015	270,584	$13.60	$2,998,865

Options exercisable at March 31, 2015	181,709	$11.50	$2,380,383

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of March 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price
$11.50	228,921	$11.50	5.75	181,709	$11.50
$25.17	41,663	$25.17	9.75	—	25.17

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Information pertaining to non-vested options for the three months ended March 31, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2014	88,875	$3.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, March 31, 2015	88,875	$3.29

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

For both the three months ended March 31, 2015 and 2014, the Company recognized $74,070 in compensation expense attributable to restricted shares that have been awarded. At March 31, 2015, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $574,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the three months ended March 31, 2015 is as follows:

	Number	Grant Date Weighted- Average Cost
Unvested at December 31, 2014	47,769	$13.56
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at March 31, 2015	28,884	$14.10

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the three months ended March 31, 2015 or 2014.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	March 31, 2015	December 31, 2014
Allocated shares	74,060	74,060
Unallocated shares	148,120	148,120

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$3,643,752	$3,762,248

Note 7.	Federal Home Loan Bank Advances

At March 31, 2015, the Bank had a short term advance outstanding of $5,000,000 with interest accruing at a rate of 0.17%. Pursuant to collateral agreements with the FHLB, the advance described above is secured by the Bank’s FHLB stock and qualifying first mortgage loans.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three-month period ended March 31, 2015, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets. Total assets increased from $302.4 million at December 31, 2014 to $309.7 million at March 31, 2015.

Cash and Cash Equivalents. Total cash and cash equivalents increased $2.2 million, or 18.3%, from $11.9 million at December 31, 2014 to $14.1 million at March 31, 2015. This is due primarily to a $7.2 million increase in deposits and securities sold under agreements to repurchase and a $471,000 decrease in securities, partially offset by a $5.0 million increase in loans, purchases of premises and equipment of $200,000, repurchases of Company common stock in the amount of $122,000 and dividends of $82,000.

Securities. Securities decreased $471,000, or 1.6%, from $28.8 million at December 31, 2014 to $28.3 million at March 31, 2015, primarily as a result of $591,000 of principal payments on mortgage-backed securities. The remaining change in securities was due primarily to amortization and mark-to-market adjustments.

Loans. Net loans receivable increased $5.0 million, or 2.1%, from $238.6 million at December 31, 2014 to $243.6 million at March 31, 2015, primarily as a result of $4.3 million, $2.1 million, $280,000 and $102,000 increases in commercial real estate and multifamily loans, residential 1-4 family real estate loans, consumer and equity lines of credit, and commercial loans, respectively. These increases were partially offset by $1.8 million decrease in construction and land loans. The increase in commercial real estate and multifamily loans was primarily due to the purchase of a $5.0 million participation interest in a commercial real estate loan secured by a retail development. The increase in 1-4 family residential real estate loans was primarily due to an increase in new originations, in addition to 17 residential 1-4 family construction loans converting to permanent financing during the quarter.

Deposits. Total deposits increased $7.8 million, or 3.2%, from $248.6 million at December 31, 2014 to $256.4 million at March 31, 2015. The primary reasons for the increase in deposits were $3.5 million, $2.8 million and $2.2 million increases in certificates of deposits, demand and NOW accounts, and savings accounts, respectively, partially offset by a decrease in money market accounts of $654,000. The primary reason for the increase in certificates of deposit was one public fund entity moving funds from a demand account to a certificate of deposit. Demand and NOW accounts increased primarily due to increases in the balances of two public funds accounts. Savings accounts increased primarily due to an overall increase in the number of accounts, and an increase in the average balance of accounts due predominately to tax refunds. The remaining change in deposits was attributable to a $654,000 decrease in money market accounts.

Borrowings. As of March 31, 2015 and December 31, 2014, Federal Home Loan Bank advances totaled $5.0 million. No other borrowings were outstanding.

Stockholders’ Equity. Stockholders’ equity increased $582,000, or 1.4%, from $42.7 million at December 31, 2014 to $43.3 million at March 31, 2015. The primary reasons for the increase include net income for the first three months of 2015 of $592,000, an unrealized gain on securities available for sale (net of taxes) of $97,000, and a $98,000 increase in additional paid-in capital related to stock compensation expense for the period. These increases were partially offset by dividends paid of $82,000 and repurchases of Company common stock of $123,000.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Overview. The Company reported net income of $592,000, or $0.36 basic earnings per share, for the three-month period ended March 31, 2015, compared to net income of $660,000, or $0.39 basic earnings per share, for the same period in 2014.

Net Interest Income. Net interest income after provision for loan losses increased $3,000, or 0.1%, to $2.9 million for the three months ended March 31, 2015 compared to the same period in 2014.

Total interest income increased $14,000, or 0.4%, from $3.4 million for the three months ended March 31, 2014 to $3.4 million for the three months ended March 31, 2015. The increase was primarily the result of a $40,000 increase in dividends from Tenth Street Capital Fund, partially offset by decreases of $19,000 and $8,000 in interest on loans and securities and interest bearing deposits in banks, respectively. The decrease in interest on loans and securities was due primarily to a decrease in market interest rates.

Total interest expense decreased $69,000, or 14.6%, from $474,000 for the three months ended March 31, 2014 to $405,000 for the three months ended March 31, 2015. The decrease was primarily a result of a $71,000 decrease in interest on deposits. The primary reason for the decrease in interest on deposits was a reduction in market interest rates.

Provision for Loan Losses. The provision for loan losses was $106,000 for the three months ended March 31, 2015 compared to $26,000 for the same period in 2014.

Non-performing loans decreased $722,000 from $2.2 million at December 31, 2014 to $1.5 million at March 31, 2015. Non-performing residential mortgage loans, commercial real estate and multifamily loans, construction and land loans and consumer loans decreased $284,000, $2,000, $328,000 and $108,000, respectively. The balance of non-performing loans at March 31, 2015 includes nonaccrual loans of $1.4 million. Consumer loans of $18,000 were over 90 days past due but still accruing interest at March 31, 2015. The balance of nonaccrual loans at March 31, 2015 consists of $1.1 million in residential mortgage loans, $198,000 in construction and land loans, $84,000 in commercial real estate and multifamily and $77,000 in consumer loans.

Net charge-offs (recoveries) were $226,000 for the three months ended March 31, 2015 compared to $68,000 for the same period in 2014. Charge-offs totaling $243,000 were recorded during the quarter ended March 31, 2015 in connection with residential mortgage loans ($29,000), construction and land loans ($164,000) and consumer loans ($50,000).

The allowance for loan losses was $3.8 million at March 31, 2015. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $82,000, or 6.7%, to $1.3 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to increases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, an increase in income from Valley Title Services, LLC, a gain on sale of other real estate owned and increase in income related to debit cards of $43,000, $35,000, $43,000 and $7,000, respectively. These increases were partially offset by decreases in investment sales commissions, income related to consumer and commercial loan origination, income from deposit related fees and decrease in change of cash value of bank owned life insurance period over period of $21,000, $11,000, $11,000 and $2,000, respectively. All other non-interest income decreased $1,000, net.

The increase in fees related to the origination, sale and servicing of mortgage loans on the secondary market and income from Valley Title Services, LLC is primarily due an increase in volume of these loans during the three months ended March 31, 2015 as compared to the same period in 2014. The increased volume is primarily a result of stable market rates period over period and a general increase in the economy. The gain on sale of other real estate owned was the result of a sale of a 137 acre farmland tract in Etowah, Tennessee. A charge off of $164,000 against the allowance for loan loss was realized when this property was acquired as an other real estate owned asset. Debit card income increased due to the continued shift of customers’ use of debit cards from traditional check writing. The reduction in investment sales commissions, consumer and commercial loan origination and servicing were both related to a reduction in volume period over period, while deposit related fees decreased primarily due to a reduction in non-sufficient funds charges on deposit accounts.

Non-interest Expense. Non-interest expense increased $211,000, or 6.7%, to $3.4 million for the three months ended March 31, 2015 compared to the same period in 2014. The primary factors effecting the change were increases in advertising and other operating expense, salary and employee benefits expense, data processing expense and FDIC premium expense of $114,000, $90,000, $27,000 and $5,000, respectively. These increases were partially offset by a $25,000 decrease in occupancy and equipment expense.

The increases in advertising and other operating expenses were primarily a result of increased marketing efforts, expenses related to foreclosure and loss on sale of other real estate owned. Salary and other benefits expense increased primarily due to cost of living and merit increases, as well as increased cost of company paid insurance benefits and expenses related to stock options issued to certain employees in December 2014. Data processing expense increased due to incremental costs related to the number of accounts and deferred billing in the first quarter of 2014 of one month’s core processing expense to the second quarter. FDIC insurance premiums increased due to higher levels of insured deposits, period over period. The decrease in occupancy and equipment expense was primarily due to lower levels of depreciation on computer hardware and software.

Income Tax Expense. The Company had income tax expense of $278,000 for the three month period ended March 31, 2015 as compared to $336,000 for the same period in 2014. The decrease in income tax expense was due primarily to the decrease in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains on securities available for sale, net of tax. Total comprehensive income was $689,000 for the three month period ended March 31, 2015 compared to total comprehensive income of $810,000 for the three month period ended March 31, 2014. The decrease was primarily a result of a reduction of $53,000 in unrealized gains and losses on securities available for sale, net of tax and a decrease in net income period over period of $68,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $14.1 million. At March 31, 2015, un-pledged securities classified as available-for-sale, which amounted to $7.9 million, provide an additional source of liquidity. In addition, at March 31, 2015, the Bank had the ability to borrow a total of approximately $42.4 million from the Federal Home Loan Bank of Cincinnati. At March 31, 2015, the Bank had $11.8 million in letters of credit with the Federal Home Loan Bank to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also seeks liquidity to fund any repurchases of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $4.9 million at March 31, 2015.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of March 31, 2015, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with common equity tier 1, tier 1 risk-based capital, total risk-based capital, and leverage ratios of 15.9%, 15.9%, 17.2%, and 11.9%, respectively. The regulatory requirements at that date were 4.5%, 6.0%, 8.0%, and 4.0%, respectively. At March 31, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $82,000 during the three months ended March 31, 2015. The dividend payout ratio for the first three months of 2015, representing dividends per share divided by diluted earnings per share, was 15.2%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the three months ended March 31, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our model results indicated that we were in compliance with the policies noted above and that our balance sheet is liability-sensitive. Liability-sensitive implies that our liabilities will reprice faster than our assets indicating an increase in interest rates would decrease our net interest margin. We continue to seek opportunities to decrease our cost of funding by reducing the level of funding provided by certificates of deposit and reducing rates as current certificates mature.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of March 31, 2015, the Company had repurchased an aggregate of 974,862 shares under these programs.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2015	5,000	$24.56	5,000	57,345
February 1 through February 28, 2015	—	—	—	57,345
March 1 through March 31, 2015	—	—	—	57,345

Total	5,000	$24.56	5,000	57,345

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(4)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (5)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(6)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(6)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.
(7)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: May 11, 2015	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: May 11, 2015	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)