Form 10-Q
period 2015-06-30
Athens Bancshares Corp
filed 2015-08-07
CIK 1472093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2015, the number of shares of common stock outstanding was 1,808,575.

ATHENS BANCSHARES CORPORATION

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS

Cash and due from banks	$6,735,473	$9,909,563
Interest-bearing deposits in banks	2,015,978	2,015,978

Total cash and cash equivalents	8,751,451	11,925,541

Securities available for sale	27,257,305	28,771,754
Investments, at cost	3,449,000	3,449,000
Loans, net of allowance for loan losses of $3,887,533 and $3,914,848 at June 30, 2015 and December 31, 2014, respectively	248,260,422	238,558,389
Premises and equipment, net	4,150,842	4,024,176
Accrued interest receivable	932,414	1,007,115
Cash surrender value of bank owned life insurance	10,230,309	10,096,191
Foreclosed real estate	2,223,261	1,942,844
Other assets	2,752,132	2,629,334

Total assets	$308,007,136	$302,404,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$26,783,455	$23,978,164
Interest-bearing	228,688,783	224,594,067

Total deposits	255,472,238	248,572,231

Accrued interest payable	115,895	132,397
Securities sold under agreements to repurchase	1,032,223	1,512,993
Federal Home Loan Bank advances	3,000,000	5,000,000
Accrued expenses and other liabilities	4,559,003	4,506,841

Total liabilities	264,179,359	259,724,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 2,777,250 shares issued and 1,808,575 outstanding at June 30, 2015 and 1,801,701 outstanding at December 31, 2014	18,086	18,017
Additional paid-in capital	17,974,118	17,956,982
Common stock acquired by benefit plans:
Restricted stock	(223,183)	(354,313)
Unallocated common stock held by:
Employee Stock Ownership Plan Trust	(1,481,200)	(1,481,200)
Retained earnings	27,304,090	26,202,795
Accumulated other comprehensive income (loss)	235,866	337,601

Total stockholders’ equity	43,827,777	42,679,882

Total liabilities and stockholders’ equity	$308,007,136	$302,404,344

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$3,264,403	$3,185,420	$6,462,544	$6,402,401
Dividends	62,467	64,882	132,159	94,108
Securities and interest-bearing deposits in other banks	172,178	177,322	349,313	362,527

Total interest income	3,499,048	3,427,624	6,944,016	6,859,036

Interest expense:
Deposits	370,532	455,086	773,540	929,084
Fed funds purchased and securities sold under agreements to repurchase	205	215	534	514
Federal Home Loan Bank advances	1,979	—	3,724	—

Total interest expense	372,716	455,301	777,798	929,598

Net interest income	3,126,332	2,972,323	6,166,218	5,929,438

Provision for loan losses	95,407	26,890	201,813	53,162

Net interest income after provision for loan losses	3,030,925	2,945,433	5,964,405	5,876,276

Noninterest income:
Customer service fees	543,111	516,240	1,034,918	1,007,585
Other charges and fees	501,863	400,194	923,009	767,756
Investment sales commissions	123,187	133,039	279,914	310,394
Increase in cash surrender value of life insurance	84,663	86,948	168,452	173,014
Other noninterest income	151,700	137,925	308,800	243,723

Total noninterest income	1,404,524	1,274,346	2,715,093	2,502,472

Noninterest expenses:
Salaries and employee benefits	1,878,517	1,770,903	3,771,671	3,573,752
Occupancy and equipment	371,029	390,675	747,280	791,931
Federal deposit insurance premiums	47,000	48,000	95,000	91,000
Data processing	277,562	252,801	546,713	494,773
Advertising	59,058	51,409	121,476	95,470
Other operating expenses	666,491	669,005	1,391,492	1,298,629

Total noninterest expenses	3,299,657	3,182,793	6,673,632	6,345,555

Income before income taxes	1,135,792	1,036,986	2,005,866	2,033,193

Income tax expense	386,515	367,413	664,663	703,262

Net income	$749,277	$669,573	$1,341,203	$1,329,931

Earnings per common share
Basic	$0.45	$0.41	$0.81	$0.79
Diluted	$0.42	$0.38	$0.75	$0.75
Dividends per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$749,277	$669,573	$1,341,203	$1,329,931

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) on securities available for sale	(320,408)	184,433	(164,089)	425,635

Income tax (expense) benefit related to other comprehensive income items	121,755	(70,084)	62,354	(161,741)

Other comprehensive income (loss), net of tax	(198,653)	114,349	(101,735)	263,894

Comprehensive income	$550,624	$783,922	$1,239,468	$1,593,825

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2015

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Acquired By Benefit Plans	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2014	1,801,701	$18,017	$17,956,982	$26,202,795	$(1,835,513)	$337,601	$42,679,882

Net income	—	—	—	1,341,203	—	—	1,341,203
Other comprehensive loss	—	—	—	—	—	(101,735)	(101,735)
Dividends - $0.10 per share	—	—	—	(164,858)	—	—	(164,858)
Release of restricted stock plan shares	—	—	(131,130)	—	131,130	—	—
Stock compensation expense	—	—	196,085	—	—	—	196,085
Repurchase and retirement of Company common stock	(5,000)	(50)	(47,700)	(75,050)	—	—	(122,800)
Issuance of Company common stock	11,874	119	(119)	—	—	—	—

Balance, June 30, 2015	1,808,575	$18,086	$17,974,118	$27,304,090	$(1,704,383)	$235,866	$43,827,777

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,341,203	$1,329,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	265,867	325,644
Amortization of securities and other assets	109,227	145,111
Provision for loan losses	201,813	53,162
Deferred income taxes	(122,791)	148,425
Other gains and losses, net	(32,873)	(55,466)
Stock compensation expense	196,085	175,214
Net change in:
Cash surrender value of life insurance, net	(134,118)	(140,911)
Accrued interest receivable	74,701	213,731
Accrued interest payable	(16,502)	(15,629)
Other assets and liabilities	554,092	(90,888)

Net cash provided by operating activities	2,436,704	2,088,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Purchases	—	(2,384,289)
Maturities, prepayments and calls	1,277,799	4,408,542
Sales	—	398,763
Proceeds from redemption of FHLB stock	—	349,800
Loan originations and principal collections, net	(11,139,486)	(6,262,750)
Purchases of premises and equipment	(393,047)	(49,742)
Proceeds from sale of foreclosed real estate	512,360	70,444

Net cash used in investing activities	(9,742,374)	(3,469,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,900,008	4,772,246
Net decrease in securities sold under agreements to repurchase	(480,770)	(181,828)
Net decrease in FHLB advances	(2,000,000)	—
Repurchase and retirement of Company common stock	(122,800)	(1,855,088)
Dividends paid	(164,858)	(168,607)

Net cash provided by financing activities	4,131,580	2,566,723

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,174,090)	1,185,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,925,541	15,135,387

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,751,451	$16,321,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid on deposits and borrowed funds	$794,300	$945,227
Income taxes paid	1,034,770	817,366

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Acquisition of real estate acquired through foreclosure	$820,640	$1,272,056
Financed sales of foreclosed real estate	$—	$374,000

The accompanying notes are an integral part of these consolidated financial statements.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies

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

The policies that materially affect financial condition and results of operations are summarized as follows:

Interim Financial Information (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year or in any other period. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

The Company has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

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

The following is a summary of the basic and diluted earnings per share for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014

Numerator: Net income	$749,277	$669,573

Denominator: Weighted average common shares outstanding	1,651,191	1,642,295
Effect of dilutive stock options	130,610	110,031

Diluted shares	1,781,801	1,752,326

Basic earnings per share	$0.45	$0.41

Diluted earnings per share	$0.42	$0.38

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

Earnings per share (Continued)

The following is a summary of the basic and diluted earnings per share for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

Numerator: Net income	$1,341,203	$1,329,931

Denominator: Weighted average common shares outstanding	1,650,501	1,675,591
Effect of dilutive stock options	127,425	104,832

Diluted shares	$1,777,926	$1,780,423

Basic earnings per share	$0.81	$0.79

Diluted earnings per share	$0.75	$0.75

Reclassifications

Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities of U.S. Government agencies and corporations	$2,599,925	$18,995	$(17,309)	$2,601,611

Mortgage-backed and related securities (1)	11,548,721	188,625	(19,586)	11,717,760

State and municipal securities	12,728,230	258,915	(49,211)	12,937,934

	$26,876,876	$466,535	$(86,106)	$27,257,305

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities of U.S. Government agencies and corporations	$2,641,393	$9,564	$(21,103)	$2,629,854

Mortgage-backed and related securities (1)	12,835,109	204,492	(2,478)	13,037,123

State and municipal securities	12,750,735	393,364	(39,322)	13,104,777

	$28,227,237	$607,420	$(62,903)	$28,771,754

(1)	Collateralized by residential mortgages and guaranteed by U.S. Government sponsored entities.

As of June 30, 2015 and December 31, 2014, the Company did not have any securities classified as held-to-maturity.

The amortized cost and estimated market value of securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Securities Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$87,373	$88,188
Due after one year through five years	7,974,876	8,046,818
Due five years to ten years	6,106,110	6,246,843
Due after ten years	1,159,796	1,157,696
Mortgage-backed securities	11,548,721	11,717,760

Total	$26,876,876	$27,257,305

The Company had no realized gains or losses for the six month periods ended June 30, 2015 and 2014.

The Company has pledged securities with carrying values of approximately $2,002,000 and $19,554,000 to secure deposits of public and private funds as of June 30, 2015 and December 31, 2014, respectively.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

Securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2015
	Less than 12 Months		12 Months or Greater			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$—	$—	$983	$(17)	$983	$(17)

State and municipal securities	2,356	(27)	1,161	(22)	3,517	(49)

Mortgage-backed and related securities	1,426	(20)	—	—	1,426	(20)

	$3,782	$(47)	$2,144	$(39)	$5,926	$(86)

	December 31, 2014
	Less than 12 Months		12 Months or Greater			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in thousands)

Securities Available for Sale:

Securities of U.S. Government agencies and corporations	$—	$—	$979	$(21)	$979	$(21)

State and municipal securities	—	—	2,354	(39)	2,354	(39)

Mortgage-backed and related securities	986	(2)	793	(1)	1,779	(3)

	$986	$(2)	$4,126	$(61)	$5,112	$(63)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.	Securities (Continued)

At June 30, 2015, the 10 securities with unrealized losses had depreciated 1.43 percent from the Company’s amortized cost basis. At December 31, 2014, the 5 securities with unrealized losses had depreciated 1.22 percent from the Company’s amortized cost basis.

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

Upon acquisition of a security, the Company determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model. The Company conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. The Company does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2015.

Note 3.	Investments, at Cost

The Bank carries the following investments at cost because they are not readily marketable and there is no established market price for the investments. These investments are normally redeemed by the issuer at par value and may carry call or put options under certain circumstances. Investments carried at cost at June 30, 2015 and December 31, 2014 consist of:

	June 30, 2015	December 31, 2014

Federal Home Loan Bank of Cincinnati common stock	$2,549,000	$2,549,000
Tenth Street Fund III, L.P. investment	900,000	900,000

	$3,449,000	$3,449,000

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses

The Bank and Southland provide mortgage, consumer, and commercial lending services to individuals and businesses primarily in the East Tennessee area.

The Company’s loans consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Mortgage loans on real estate:
Residential 1-4 family	$92,677,662	$89,126,412
Commercial real estate and multi-family	96,318,570	87,742,414
Construction and land	20,607,717	27,301,773

	209,603,949	204,170,599

Commercial loans	15,614,752	14,363,545

Consumer and other	27,820,895	24,698,430

Total loans	253,039,596	243,232,574

Less: Allowance for loan losses	(3,887,533)	(3,914,848)
Unearned interest and fees	(411,363)	(363,622)
Net deferred loan origination fees	(480,278)	(395,715)

Loans, net	$248,260,422	$238,558,389

The following presents activity in the allowance for loan losses for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Beginning balance	$3,914,848	$4,432,069
Provision for loan losses	201,813	109,621
Loans charged-off	(277,599)	(696,602)
Recoveries	48,471	69,760

Ending balance	$3,887,533	$3,914,848

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Loan impairment and any related valuation allowance is determined under the provisions established by ASC Topic 310. For all periods presented, impaired loans without a valuation allowance represent loans for which management believes that the collateral value of the loan is higher than the carrying value of that loan.

The allocation of the allowance for loan losses and recorded investment in loans by portfolio segment are as follows:

	June 30, 2015
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves-impaired loans	$28,702	$282,381	$92,433	$26,561	$63,856	$—	$493,933

General reserves	294,764	841,182	1,204,065	557,069	495,564	956	3,393,600

Total reserves	$323,466	$1,123,563	$1,296,498	$583,630	$559,420	$956	$3,887,533

Impaired loans	$1,767,237	$2,696,747	$474,476	$278,465	$296,457	$—	$5,513,382

Performing loans	13,847,515	89,980,915	95,844,094	20,329,252	27,524,438	—	247,526,214

Total	$15,614,752	$92,677,662	$96,318,570	$20,607,717	$27,820,895	$—	$253,039,596

	December 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Specified reserves-impaired loans	$42,724	$282,532	$94,743	$26,803	$57,293	$—	$504,095

General reserves	270,163	828,557	1,139,953	597,247	443,284	131,549	3,410,753

Total reserves	$312,887	$1,111,089	$1,234,696	$624,050	$500,577	$131,549	$3,914,848

Impaired loans	$1,794,552	$3,648,878	$487,519	$657,859	$369,708	$—	$6,958,516

Performing loans	12,568,993	85,477,534	87,254,895	26,643,914	24,328,722	—	236,274,058

Total	$14,363,545	$89,126,412	$87,742,414	$27,301,773	$24,698,430	$—	$243,232,574

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

The following table details the changes in the allowance for loan losses from December 31, 2013 to June 30, 2015 by class of loan:

	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Unallocated	Total

Balance, December 31, 2013	$331,938	$1,442,506	$1,108,958	$956,726	$530,557	$61,384	$4,432,069

Provision (reallocation) for loan losses	(10,828)	(291,330)	364,436	(156,990)	134,168	70,165	109,621
Loans charged-off	(8,223)	(43,999)	(238,698)	(175,686)	(229,996)	—	(696,602)
Recoveries	—	3,912	—	—	65,848	—	69,760

Balance, December 31, 2014	312,887	1,111,089	1,234,696	624,050	500,577	131,549	3,914,848

Provision (reallocation) for loan losses	10,579	26,414	62,038	123,715	109,660	(130,593)	201,813
Loans charged-off	—	(29,031)	(236)	(164,135)	(84,197)	—	(277,599)
Recoveries	—	15,091	—	—	33,380	—	48,471

Balance, June 30, 2015	$323,466	$1,123,563	$1,296,498	$583,630	$559,420	$956	$3,887,533

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Impaired loans:

Without a valuation allowance	$17,325	$1,602,298	$221,095	$202,575	$43,355	$2,086,648

With a valuation allowance	1,749,912	1,094,449	253,381	75,890	253,102	3,426,734

Recorded investment in impaired loans	$1,767,237	$2,696,747	$474,476	$278,465	$296,457	$5,513,382

Unpaid principal balance of impaired loans	$1,807,084	$3,088,774	$474,476	$803,622	$296,616	$6,470,572

Valuation allowance related to impaired loans	$28,702	$282,381	$92,433	$26,561	$63,856	$493,933

Average investment in impaired loans	$1,781,694	$2,691,760	$479,832	$309,922	$306,742	$5,569,950

Interest income recognized on impaired loans	$45,485	$60,191	$13,033	$5,526	$3,811	$128,046

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

	December 31, 2014
	Commercial	Residential 1-4 Family	Commercial Real Estate and Multi- Family	Construction and Land	Consumer and Other	Total

Impaired loans:

Without a valuation allowance	$22,262	$2,734,578	$230,238	$581,279	$194,798	$3,763,155

With a valuation allowance	1,772,290	914,300	257,281	76,580	174,910	3,195,361

Recorded investment in impaired loans	$1,794,552	$3,648,878	$487,519	$657,859	$369,708	$6,958,516

Unpaid principal balance of impaired loans	$1,834,400	$4,040,905	$487,519	$1,183,016	$369,867	$7,915,707

Valuation allowance related to impaired loans	$42,724	$282,532	$94,743	$26,803	$57,293	$504,095

Average investment in impaired loans	$1,836,670	$4,233,405	$504,017	$950,946	$388,824	$7,913,862

Interest income recognized on impaired loans	$95,095	$200,797	$27,397	$29,784	$15,076	$368,149

The following tables present an aged analysis of past due loans:

	June 30, 2015
	30-89 Days Past Due	90 Days or more Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing

Residential 1-4 family	$443,798	$998,152	$1,441,950	$91,235,712	$92,677,662	$0
Commercial real estate and multifamily	—	81,397	81,397	96,237,173	96,318,570	0
Construction and land	—	170,268	170,268	20,437,449	20,607,717	0
Commercial	34,021	—	34,021	15,580,731	15,614,752	0
Consumer and other	112,626	90,036	202,662	27,618,233	27,820,895	12,928

Total	$590,445	$1,339,853	$1,930,298	$251,109,298	$253,039,596	$12,928

	December 31, 2014
	30-89 Days Past Due	90 Days or more Past Due and Non- Accrual	Total Past Due	Current Loans	Total Loans	Recorded Investment ≥ 90 Days Past Due and Accruing

Residential 1-4 family	$1,177,389	$1,368,461	$2,545,850	$86,580,562	$89,126,412	$—
Commercial real estate and multifamily	—	86,228	86,228	87,656,186	87,742,414	—
Construction and land	33,790	525,591	559,381	26,742,392	27,301,773	—
Commercial	14,448	—	14,448	14,349,097	14,363,545	—
Consumer and other	98,598	202,722	301,320	24,397,110	24,698,430	12,335

Total	$1,324,225	$2,183,002	$3,507,227	$239,725,347	$243,232,574	$12,335

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

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

The following outlines the amount of each loan classification and the amount categorized into each risk rating class:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$88,253,626	$1,727,289	$2,696,747	$—	$—	$92,677,662
Commercial real estate and multifamily	95,844,094	—	474,476	—	—	96,318,570
Construction and land	18,709,287	1,619,965	278,465	—	—	20,607,717
Commercial	13,836,960	10,555	1,767,237	—	—	15,614,752
Consumer and other	27,266,896	257,542	296,457	—	—	27,820,895

Total	$243,910,863	$3,615,351	$5,513,382	$—	$—	$253,039,596

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential 1-4 family	$83,606,922	$1,870,612	$3,648,878	$—	$—	$89,126,412
Commercial real estate and multifamily	87,254,895	—	487,519	—	—	87,742,414
Construction and land	24,981,671	1,662,243	657,859	—	—	27,301,773
Commercial	12,555,528	13,465	1,794,552	—	—	14,363,545
Consumer and other	24,062,048	266,674	369,708	—	—	24,698,430

Total	$232,461,064	$3,812,994	$6,958,516	$—	$—	$243,232,574

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

Six Months Ended June 30, 2015
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential 1-4 family	—	$—	$—
Commercial real estate and multifamily	—	—	—
Construction and land	—	—	—
Commercial	—	—	—
Consumer and other	—	—	—

	—	$—	$—

Six Months Ended June 30, 2014
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

The following tables set forth loans modified in a TDR from July 1 through June 30, for each respective period, that subsequently defaulted (i.e., 60 days or more past due following a modification):

Twelve Months Ended June 30, 2015
	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	10,684

	2	$10 684

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.	Loans and Allowances for Loan Losses (Continued)

Twelve Months Ended June 30, 2014
	Number Of Loans	Outstanding Recorded Investment at Default

Residential 1-4 family	—	$—
Commercial real estate and multifamily	—	—
Construction and land	—	—
Commercial	—	—
Consumer and other	2	11,258

	2	$11,258

Note 5.	Fair Value Disclosures

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at June 30, 2015 and December 31, 2014.

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

with ASC Topic 310, Receivables. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on the observable market price or a current, independent appraised value, the Company records the impaired loan as nonrecurring Level 2. The Company records the impaired loan as nonrecurring Level 3 when management has become aware of events that have significantly impacted the condition or marketability of the collateral since the most recent appraisal which are not observable market prices. Also, certain impaired loans recorded as nonrecurring Level 3 are evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. In this case, management will reduce the appraisal value based on factors determined by their judgment and collective knowledge of the collateral and market conditions.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis:

	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,601,611	$—	$2,601,611	$—
Mortgage-backed securities	11,717,760	—	11,717,760	—
State and municipal securities	12,937,934	—	12,937,934	—

Total securities available for sale	$27,257,305	$—	$27,257,305	$—

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Securities available for sale:

Securities of U.S. Government agencies and corporations	$2,629,854	$—	$2,629,854	$—
Mortgage-backed securities	13,037,123	—	13,037,123	—
State and municipal securities	13,104,777	—	13,104,777	—

Total securities available for sale	$28,771,754	$—	$28,771,754	$—

At June 30, 2015 and December 31, 2014, the Company had no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels 1 and 2.

The tables below present information about assets and liabilities for which a nonrecurring change in fair value was recorded:

	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$2,932,801	$—	$1,217,570	$1,715,231
Foreclosed real estate	2,223,261	—	2,223,261	—

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$2,691,266	$—	$966,265	$1,725,001
Foreclosed real estate	1,942,844	—	1,942,844	—

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Impaired loans	$1,715,231	Present Value	Discounted Cash Flows	6.50%

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Fair Value Disclosures (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$8,751,451	$8,751,451	$11,925,541	$11,925,541
Securities available for sale	27,257,305	27,257,305	28,771,754	28,771,754
Investments, at cost	3,449,000	3,449,000	3,449,000	3,449,000
Loans, net	248,260,422	248,670,359	238,558,389	239,013,615
Accrued interest receivable	932,414	932,414	1,007,115	1,007,115

Financial liabilities:
Deposits	255,472,238	257,813,765	248,572,231	252,393,127
Securities sold under agreements to repurchase	1,032,223	1,032,223	1,512,993	1,512,993
Federal Home Loan Bank advances	3,000,000	3,000,000	5,000,000	5,000,112
Accrued interest payable	115,895	115,895	132,397	132,397

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letter of credit	—	—	—	—
Lines of credit	—	—	—	—

Note 6.	Stock Options, ESOP, and Restricted Shares

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

the grant-date fair value of the options granted. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For the six months ended June 30, 2015 and 2014, the Company recorded stock compensation expense of $47,947 and $27,075, respectively. At June 30, 2015, the total remaining compensation cost to be recognized on non-vested options is approximately $201,381.

A summary of the activity in the 2010 Plan for the six months ended June 30, 2015, is presented in the following table:

	Six Months Ended June 30, 2015
	Shares	Average Exercise Price	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2014	270,584	$13.60	—
Granted	—	N/A	—
Exercised	20,829	$11.50	—
Forfeited	—	N/A	—

Outstanding at June 30, 2015	249,755	$13.78	$3,801,179

Options exercisable at June 30, 2015	160,880	$11.50	$2,815,393

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on changes in the market value of the Company’s stock.

Other information regarding options outstanding and exercisable as of June 30, 2015, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Number of Shares	Weighted- Average Exercise Price

$11.50	208,092	$11.50	5.50	160,880	$11.50
$25.17	41,663	$25.17	9.50	–	25.17

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

Information pertaining to non-vested options for the six months ended June 30, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2014	88,875	$3.29
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested options, June 30, 2014	88,875	$3.29

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

For both the six months ended June 30, 2015 and 2014, the Company recognized $148,139 in compensation expense attributable to restricted shares that have been awarded. At June 30, 2015, the total remaining compensation cost to be recognized on non-vested restricted stock is approximately $500,000.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

2010 Equity Incentive Plan (Continued)

A summary of activity for unvested restricted awards for the six months ended June 30, 2015 is as follows:

	Number	Grant Date Weighted- Average Cost

Unvested at December 31, 2014	47,769	$13.56
Shares awarded	—	—
Restrictions lapsed and shares released	(18,885)	12.75
Shares forfeited	—	—

Unvested at June 30, 2015	28,884	$14.10

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

As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares. No compensation expense has been recorded for the six months ended June 30, 2015 or 2014.

ATHENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.	Stock Options, ESOP, and Restricted Shares (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

A detail of ESOP shares is as follows:

	June 30, 2015	December 31, 2014

Allocated shares	74,060	74,060
Unallocated shares	148,120	148,120

Total ESOP shares	222,180	222,180

Fair value of unallocated shares	$4,295,480	$3,762,248

Note 7.	Federal Home Loan Bank Advances

At June 30, 2015, the Bank had a short term advance outstanding of $3,000,000 with interest accruing at a rate of 0.16%. Pursuant to collateral agreements with the FHLB, the advance described above is secured by the Bank’s FHLB stock and qualifying first mortgage loans.

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

Critical Accounting Policies

During the three-month period ended June 30, 2015, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets. Total assets increased from $302.4 million at December 31, 2014 to $308.0 million at June 30, 2015.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $3.1 million, or 26.6%, from $11.9 million at December 31, 2014 to $8.8 million at June 30, 2015. This is due primarily to an increase in loans of $9.7 million, a decrease in Federal Home Loan Bank borrowings of $2.0 million, a decrease of $481,000 in securities sold under agreements to repurchase, $393,000 purchases of premises and equipment, repurchases of Company common stock in the amount of $122,000 and dividends of $165,000. These decreases in cash and cash equivalents were partially offset by a $6.9 million increase in deposits, a $1.5 million decrease in securities, $556,000 received from the sale of foreclosed real estate and other net increases in cash and cash equivalents of $800,000.

Securities. Securities decreased $1.5 million, or 5.3%, from $28.8 million at December 31, 2014 to $27.3 million at June 30, 2015, primarily as a result of $1.2 million of principal payments on mortgage-backed securities. The remaining change in securities was due primarily to amortization and mark-to-market adjustments.

Loans. Net loans receivable increased $9.7 million, or 4.1%, from $238.6 million at December 31, 2014 to $248.3 million at June 30, 2015, primarily as a result of $8.6 million, $3.5 million, $3.1 million and $1.2 million increases in commercial real estate and multifamily loans, residential 1-4 family real estate loans, consumer and equity lines of credit, and commercial loans, respectively. These increases were partially offset by a $6.7 million decrease in construction and land loans. The increase in commercial real estate and multifamily loans was primarily due to the purchase of a $5.0 million participation interest in a commercial real estate loan secured by a retail development, the origination of a $2.2 million loan secured by an office building, a $1.4 million increase to an existing hotel loan and a $4.2 million increase from the conversion of an assisted living facility to permanent financing from a construction loan. These increases were partially offset by payoffs of $4.6 million of two non-residential real estate secured loans during the period. The increase in 1-4 family residential real estate loans was primarily due to the origination of new loans and the conversion of 24 construction loans to permanent financing.

Consumer and equity loans increased primarily due to increased marketing efforts and the offering of more competitive pricing programs. The increase in commercial loans is primarily due to new originations as a result of the Bank’s lending calling programs. The decrease in construction and land loans was primarily due to the conversions of construction loans to permanent financing partially offset by new loan originations.

Deposits. Total deposits increased $6.9 million, or 2.8%, from $248.6 million at December 31, 2014 to $255.5 million at June 30, 2015. The primary reasons for the increase in deposits were $3.4 million, $3.2 million, $279,000 and $80,000 increases in demand and NOW accounts, savings accounts, money market accounts and certificates of deposit, respectively. Demand and NOW accounts increased primarily due to increases in two public funds accounts. Savings accounts, money market accounts increased primarily due to growth in the number of new accounts for the first six months of 2015, which is attributed to increased marketing efforts.

Borrowings. Borrowings from the Federal Home Loan Bank decreased $2.0 million or 40.0% from $5.0 million at December 31, 2014 to $3.0 million at June 30, 2015. No other borrowings were outstanding.

Stockholders’ Equity. Stockholders’ equity increased $1.1 million, or 2.7%, from $42.7 million at December 31, 2014 to $43.8 million at June 30, 2015. The primary reasons for the increase include net income for the first six months of 2015 of $1.3 million and a $196,000 increase in additional paid-in capital related to stock compensation expense for the period, partially offset by decreases related to dividends paid of $165,000, repurchase of Company common stock of $123,000 and unrealized losses on securities available for sale (net of taxes) of $102,000.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Overview. The Company reported net income of $749,000, or $0.45 basic earnings per share, for the three-month period ended June 30, 2015, compared to net income of $670,000, or $0.41 basic earnings per share, for the same period in 2014.

Net Interest Income. Net interest income after provision for loan losses increased $85,000, or 2.9%, to $3.0 million for the three months ended June 30, 2015 compared to the same period in 2014.

Total interest income increased $71,000, or 2.1%, from $3.4 million for the three months ended June 30, 2014 to $3.5 million for the three months ended June 30, 2015. The increase was primarily the result of a $78,000 increase in interest on loans, partially offset by decreases of $5,000 and $3,000 in securities and interest bearing deposits in banks, and dividends, respectively. The increase in interest on loans was due primarily to higher balances in the current period.

Total interest expense decreased $83,000, or 18.1%, from $455,000 for the three months ended June 30, 2014 to $372,000 for the three months ended June 30, 2015. The decrease was primarily a result of an $85,000 decrease in interest on deposits. The primary reason for the decrease in interest on deposits was a reduction in market interest rates.

Provision for Loan Losses. The provision for loan losses was $95,000 for the three months ended June 30, 2015 compared to $27,000 for the same period in 2014.

Non-performing loans decreased $122,000 from $1.5 million at March 31, 2015 to $1.3 million at June 30, 2015. Non-performing residential mortgage loans, commercial real estate and multifamily loans, construction and land loans and consumer loans decreased $87,000, $2,000, $28,000 and $5,000, respectively. The balance of non-performing loans at June 30, 2015 includes nonaccrual loans of $1.3 million. Consumer loans of $13,000 were over 90 days past due but still accruing interest at June 30, 2015. The balance of nonaccrual loans at June 30, 2015 consists of $998,000 in residential mortgage loans, $170,000 in construction and land loans, $81,000 in commercial real estate and multifamily and $77,000 in consumer loans.

Net charge-offs were $3,000 for the three months ended June 30, 2015 compared to $464,000 for the same period in 2014. Charge-offs totaling $35,000 were recorded during the quarter ended June 30, 2015 in connection with consumer loans. The primary driver in the increase in provisions was loan growth.

The allowance for loan losses was $3.9 million at June 30, 2015. Management has deemed this amount as adequate at that date based on their best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $130,000, or 10.2%, to $1.4 million for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to increases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, an increase in income from Valley Title Services, LLC, an increase in other deposit related fees, and an increase in income related to debit cards of $118,000, $54,000, $16,000 and $13,000, respectively. These increases were partially offset by decreases in income related to consumer and commercial loan origination, investment sales commissions, and a decrease in the change of the cash surrender value of bank owned life insurance period over period of $58,000, $10,000, and $2,000, respectively. All other non-interest income decreased $1,000, net.

The increase in fees related to the origination, sale and servicing of mortgage loans on the secondary market and income from Valley Title Services, LLC is primarily due an increase in volume of these loans during the three months ended June 30, 2015 as compared to the same period in 2014. The increased volume is primarily a result of stable market rates period over period and a general increase in the economy. Other deposit fees increased primarily due to increases in non-sufficient funds charges on deposit accounts. Debit card income increased due to the continued shift of customers’ use of debit cards from traditional check writing. The reduction in investment sales commissions was related to a reduction in sales volume period over period, while consumer and commercial loan origination and servicing decreased due to a one-time gain on sale of foreclosed real estate in the 2014 period that was not repeated in the current period.

Non-interest Expense. Non-interest expense increased $117,000, or 3.7%, to $3.3 million for the three months ended June 30, 2015 compared to the same period in 2014. The primary factors effecting the change were increases in salary and employee benefits expense, data processing expense and advertising and other operating expense of $107,000, $25,000 and $5,000, respectively. These increases were partially offset by a $19,000 decrease in occupancy and equipment expense and a $1,000 decrease in FDIC insurance premiums.

The increases in salary and other benefits expense increased primarily due to cost of living and merit increases, as well as increased cost of company paid insurance benefits and expenses related to stock options issued to certain employees in December 2014. Data processing expense increased due to incremental costs related to the number of accounts. Increases in advertising and other operating expenses were primarily a result of increased marketing efforts and expenses related to foreclosure and losses on the sale of other real estate owned. The decrease in occupancy and equipment expense was primarily due to lower levels of depreciation on computer hardware and software.

Income Tax Expense. The Company had income tax expense of $387,000 for the three month period ended June 30, 2015 as compared to $367,000 for the same period in 2014. The increase in income tax expense was due primarily to the increase in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains on securities available for sale, net of tax. Total comprehensive income was $551,000 for the three month period ended June 30, 2015 compared to total comprehensive income of $784,000 for the three month period ended June 30, 2014. The decrease was primarily a result of a reduction of $313,000 in unrealized gains and losses on securities available for sale, net of tax, partially offset by an increase in net income period over period of $80,000.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Overview. The Company reported net income of $1.3 million, or $0.81 basic earnings per share, for the six-month period ended June 30, 2015, compared to net income of $1.3 million, or $0.79 basic earnings per share, for the same period in 2014.

Net Interest Income. Net interest income after provision for loan losses increased $88,000, or 1.5%, to $6.0 million for the six months ended June 30, 2015 compared to the same period in 2014.

Total interest income increased $85,000, or 1.2%, from $6.9 million for the six months ended June 30, 2014 to $6.9 million for the six months ended June 30, 2015. The increase was primarily the result of a $60,000 and $38,000 increase in interest on loans and dividends, respectively, partially offset by a decrease of $13,000 on securities and interest bearing deposits in other banks. The increase in interest on loans was due primarily to an increase in the average outstanding balances of loans, partially offset by a decrease in market interest rates. The increase in dividends was primarily due to dividends received on the Bank’s limited partnership investment in Tenth Street Fund. The decrease in interest on securities and interest-bearing deposits in other banks was due to decreases in the average balances, period over period.

Total interest expense decreased $152,000, or 16.3%, from $930,000 for the six months ended June 30, 2014 to $778,000 for the six months ended June 30, 2015. The decrease was primarily a result of a $156,000 decrease in interest on deposits, partially offset by a $4,000 increase in interest on Federal Home Loan Bank advances. The primary reason for the decrease in interest on deposits was a reduction in market interest rates.

Provision for Loan Losses. The provision for loan losses was $202,000 for the six months ended June 30, 2015 compared to $53,000 for the same period in 2014.

Non-performing loans decreased $843,000 from $2.2 million at December 31, 2014 to $1.3 million at June 30, 2015. Non-performing residential mortgage loans, commercial real estate and multifamily loans, construction and land loans and consumer and other loans decreased $370,000, $5,000, $355,000 and $113,000, respectively. The decrease in residential mortgage loans is primarily due to the foreclosure of one residential mortgage loans secured by a 1-4 family residence in Athens, Tennessee. The decrease in construction and land loans was primarily due to the foreclosure of two loans secured by land with subsequent sale of the properties. The balance of non-performing loans at June 30, 2015 includes nonaccrual loans of $1.3 million. No residential mortgage loans were over 90 days past due but still accruing interest at June 30, 2015. The balance of nonaccrual loans at June 30, 2015 consists of $995,000 in residential mortgage loans, $81,000 in construction and land loans, $170,000 in commercial real estate and multifamily and $81,000 in consumer loans.

Net charge-offs were $229,000 for the six months ended June 30, 2015 compared to $532,000 for the same period in 2014. Charge-offs totaling $277,000 were recorded during the six months ended June 30, 2015 in connection with residential mortgage loans ($29,000), construction and land loans ($164,000), and consumer loans ($84,000).

The allowance for loan losses was $3.9 million at June 30, 2015. Management has deemed this amount as adequate at that date based on its best estimate of probable known and inherent loan losses at that date.

Non-interest Income. Non-interest income increased $213,000, or 8.5%, to $2.7 million for the six months ended June 30, 2015 compared to $2.5 million for the same period in 2014, primarily due to increases in fees related to the origination, sale and servicing of mortgage loans on the secondary market, income from Valley Title Services, LLC and deposit related fees of $161,000, $88,000 and $25,000, respectively. These increases were partially offset by a decreases income related to investment sales commissions of $31,000 and a decrease in consumer and commercial loan servicing and origination fees of $26,000. All other non-interest income decreased $4,000, net.

The increase in fees related to the origination, sale and servicing of mortgage loans on the secondary market and income from Valley Title Services, LLC is primarily due to increased volume of mortgage loans during the six months ended June 30, 2015 as compared to the same period in 2014. The increased volume is primarily a result of stable market rates period over period and a general increase in the economy. Deposit related fees increased primarily due to income from debit card usage, which has been actively promoted by the Bank as an alternative to writing checks. The decrease in income related to investment sales commission was primarily due to a slight decrease in the sales of investment products during the first six months of 2015 as compared to the same period in 2014. The decrease in consumer and commercial loan servicing and origination fees is primarily a result of consumer loan specials offered during the period with reduced origination fees to promote an increase in originations in a competitive market.

Non-interest Expense. Non-interest expense increased $328,000, or 5.2%, to $6.7 million for the six months ended June 30, 2015 compared to $6.3 million for the same period in 2014. The primary factors effecting the change were increases in salary and employee benefits expense, advertising and other operating expense, data processing expense and federal deposit insurance premiums of $198,000, $119,000, $52,000 and $4,000, respectively. These increases were partially offset by a $45,000 reduction in occupancy and equipment expenses.

The increases in salary and other benefits expense increased primarily due to cost of living and merit increases, as well as increased cost of company paid insurance benefits and expenses related to stock options issued to certain employees in December 2014. Data processing expense increased due to incremental costs related to the number of accounts and increased cost of processing debit card transactions due to an increase in volume. Advertising and other operating expenses were primarily a result of increased marketing efforts and expenses related to foreclosure and loss on sale of other real estate owned. The decrease in occupancy and equipment expense was primarily due to lower levels of depreciation on computer hardware and software.

Income Tax Expense. The Company had an income tax expense of $665,000 for the six month period ended June 30, 2015 as compared to $703,000 for the same period in 2014. The decrease in income tax expense was due primarily to the decrease in taxable income period over period.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1.2 million for the six-month period ended June 30, 2015 compared to total comprehensive income of $1.6 million for the six-month period ended June 30, 2014. The decrease was primarily a result of a change of $365,000 in unrealized gains and losses on securities available for sale, net of tax and an increase in net income period over period of $11,000.

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

The Bank’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $8.8 million. At June 30, 2015, un-pledged securities classified as available-for-sale, which amounted to $25.3 million, provide an additional source of liquidity. In addition, at June 30, 2015, the Bank had the ability to borrow a total of approximately $32.7 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2015, the Bank had $26.7 million in letters of credit with the Federal Home Loan Bank to secure public funds deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also seeks liquidity to fund any repurchases of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $4.7 million at June 30, 2015.

Capital Management. The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of June 30, 2015, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with common equity tier 1, tier 1 risk-based capital, total risk-based capital, and leverage ratios of 16.0%, 16.0%, 17.3%, and 11.9%, respectively. The regulatory requirements at that date were 4.5%, 6.0%, 8.0%, and 4.0%, respectively. At June 30, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Dividends. The Board of Directors of the Company declared and paid dividends on the Company’s common stock of $165,000 during the six months ended June 30, 2015. The dividend payout ratio for the first six months of 2015, representing dividends per share divided by diluted earnings per share, was 13.3%. The dividend payout is continually reviewed by management and the Board of Directors.

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

For the six months ended June 30, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since the Company completed its initial public offering in January 2010, the Company’s board of directors has authorized seven stock repurchase programs for an aggregate of 1,032,207 shares. All of the repurchase programs have been publicly announced. As of June 30, 2015, the Company had repurchased an aggregate of 974,862 shares under these programs.

Under each repurchase program, repurchases were or will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions. Repurchases will be made from time to time, depending on market conditions and other factors. There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2015	—	$—	—	57,345
May 1 through May 31, 2015	—	—	—	57,345
June 1 through June 30, 2015	—	—	—	57,345

Total	—	$—	—	57,345

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

No.	Description

3.1	Amended and Restated Charter of Athens Bancshares Corporation (1)

3.2	Amended and Restated Bylaws of Athens Bancshares Corporation (2)

4.1	Specimen Stock Certificate of Athens Bancshares Corporation (3)

10.1	Employment Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (4)

10.2	Employment Agreement between Athens Federal Community Bank and Michael R. Hutsell* (4)

10.3	Employment Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(4)

10.4	Employment Agreement between Athens Bancshares Corporation and Jeffrey L. Cunningham* (4)

10.5	Employment Agreement between Athens Bancshares Corporation and Michael R. Hutsell* (4)

10.6	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jeffrey L. Cunningham* (5)

10.7	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Michael R. Hutsell*(6)

10.8	Supplemental Executive Retirement Plan Agreement between Athens Federal Community Bank and Jay Leggett, Jr*(6)

10.9	Athens Bancshares Corporation 2010 Equity Incentive Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2009.
(2)	Incorporated herein by reference to the exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.
(3)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-144454), as amended, initially filed with the Securities and Exchange Commission on September 17, 2009.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2015.
(5)	Incorporated herein by reference to the exhibits of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.
(7)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENS BANCSHARES CORPORATION

Dated: August 7, 2015	By:	/s/ Jeffrey L. Cunningham
Jeffrey L. Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2015	By:	/s/ Michael R. Hutsell
Michael R. Hutsell
Treasurer and Chief Financial Officer
(principal accounting and financial officer)